Form 10-Q
period 1996-03-22
HOST MARRIOTT SERVICES CORP
filed 1996-05-03
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            Quarter Ended March 22, 1996 Commission File No. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION


            Delaware                               52-1938672
     (State of Incorporation)        (I.R.S. Employer Identification Number)


                               10400 Fernwood Road
                            Bethesda, Maryland 20817
                                 (301) 380-7000

          Securities registered pursuant to Section 12(b) of the Act

Title of each class                Name of each  exchange  on which  registered
Common Stock, $1.00 par value             Chicago Stock Exchange
(33,181,231 shares outstanding            New York Stock Exchange
as of March 22, 1996)                     Pacific Stock Exchange
                                          Philadelphia Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock outstanding as of April 19, 1996, was 33,190,204.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION (Unaudited):

         Condensed Consolidated Statements of Operations -
           Twelve Weeks Ended March 22, 1996 and March 24, 1995           3

         Condensed Consolidated Balance Sheets -
           March 22, 1996 and December 29, 1995                           4

         Condensed Consolidated Statements of Cash Flows -
           Twelve Weeks Ended March 22, 1996 and March 24, 1995           5

         Condensed Consolidated Statement of Shareholders' Deficit -
           Twelve Weeks Ended March 22, 1996                              6

         Notes to Condensed Consolidated Financial Statements             7-8

         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                        9-13

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                14

         Changes in Securities                                            14

         Defaults Upon Senior Securities                                  14

         Submission of Matters to a Vote of Security Holders              14

         Other Information                                                15

         Exhibits and Reports on Form 8-K                                 16

         Signature                                                        17

         News Release Dated April 11, 1996                                18-19

PART I.     FINANCIAL INFORMATION

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in millions, except per share amounts)

                                               Twelve Weeks Ended
- -------------------------------------------------------------------
                                               March 22,  March 24,
                                                 1996       1995
- -------------------------------------------------------------------

REVENUES .................................   $   259.8  $  232.3
- -------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Cost of sales .......................        79.2      71.4
     Payroll and benefits ................        83.0      74.9
     Rent ................................        44.8      38.8
     Royalties ...........................         4.5       3.8
     Depreciation and amortization .......        11.5      12.0
     Other ...............................        24.4      23.8
- -------------------------------------------------------------------
       Total operating costs and expenses        247.4     224.7
- -------------------------------------------------------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST ........................        12.4       7.6

     Corporate expenses ..................        12.0      10.2
     Interest expense ....................         9.0       9.4
- -------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .................        (8.6)    (12.0)
      Provision (benefit) for income taxes        (3.7)     (4.1)
- -------------------------------------------------------------------
NET LOSS .................................   $    (4.9) $   (7.9)
===================================================================
LOSS PER COMMON SHARE ....................   $    (0.15)
========================================================
Weighted Average Common Shares Outstanding        32.7
========================================================

See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in millions)

- --------------------------------------------------------------------------
                                                    March 22, December 29,
                                                      1996        1995
- --------------------------------------------------------------------------

                         ASSETS
Current assets
     Cash and cash equivalents ...................   $   48.5  $   47.2
     Accounts receivable, net ....................       33.4      30.2
     Inventories .................................       38.1      38.9
     Deferred income taxes .......................       15.3      15.3
     Prepaid rent ................................        5.4       5.1
     Other current assets ........................        2.4       2.7
- --------------------------------------------------------------------------
       Total current assets ......................      143.1     139.4
Property and equipment, net ......................      271.4     271.2
Notes receivable .................................        0.7       0.8
Intangible assets ................................       23.6      24.4
Deferred income taxes ............................       63.3      59.6
Other assets .....................................       21.1      21.8
- --------------------------------------------------------------------------
       Total assets ..............................   $  523.2  $  517.2
==========================================================================

           LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
     Accounts payable ............................   $   87.6  $   84.5
     Accrued payroll and benefits ................       36.0      39.4
     Current portion of long-term debt ...........        1.1       1.2
     Other current liabilities ...................       62.2      53.6
- --------------------------------------------------------------------------
       Total current liabilities .................      186.9     178.7
Long-term debt ...................................      407.3     407.6
Other liabilities ................................       56.1      54.0
- --------------------------------------------------------------------------
       Total liabilities .........................      650.3     640.3
- --------------------------------------------------------------------------
Shareholders' deficit
     Common stock,$1.00 par value,
       100 million shares  authorized
       33,181,231 shares outstanding as
       of March 22, 1996 and 31,927,424 shares
       outstanding as of December 29, 1995 .......       33.2      31.9
     Contributed deficit .........................     (155.4)   (155.0)
     Retained deficit ............................       (4.9)      --
- --------------------------------------------------------------------------
       Total shareholders' deficit ...............     (127.1)   (123.1)
- --------------------------------------------------------------------------
       Total liabilities and shareholders' deficit   $  523.2  $  517.2
==========================================================================

See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in millions)

                                               Twelve Weeks Ended
- ----------------------------------------------------------------------
                                               March 22,  March 24,
                                                 1996       1995
- ----------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss .........................................   $  (4.9) $  (7.9)
Adjustments to reconcile net loss to cash
  from operations:
     Depreciation and amortization ...............      11.9     12.8
     Income taxes ................................      (3.7)    (4.1)
     Other .......................................       0.3      1.0
     Working capital changes:
          Accounts receivable ....................       1.1      5.0
          Inventories ............................       0.8      2.5
          Other current assets ...................      (0.1)    (2.1)
          Accounts payable and accruals ..........       9.2    (10.6)
- ----------------------------------------------------------------------
Cash provided by (used in) operations ............      14.6     (3.4)
- ----------------------------------------------------------------------
INVESTING ACTIVITIES
Capital expenditures .............................     (12.1)    (6.8)
Net proceeds from the sale of assets .............       0.2      0.7
Other ............................................      (1.0)    (3.0)
- ----------------------------------------------------------------------
Cash used in investing activities ................     (12.9)    (9.1)
- ----------------------------------------------------------------------
FINANCING ACTIVITIES
Repayments of long-term debt .....................      (0.4)    (0.2)
Issuance of long-term debt .......................       --       0.3
Transfers (to) from Host Marriott Corporation, net       --       8.9
- ----------------------------------------------------------------------
Cash provided by (used in) financing activities ..      (0.4)     9.0
- ----------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .       1.3     (3.5)
CASH AND CASH EQUIVALENTS, beginning of quarter ..      47.2     27.7
- ----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of quarter ........   $  48.5  $  24.2
======================================================================

See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
TWELVE WEEKS ENDED MARCH 22, 1996

(Unaudited, in millions)

                                          Common     Contributed    Retained
                                           Stock       Deficit       Deficit          Total
- ---------------------------------------------------------------------------------------------

Balance, December 29, 1995 ..........   $   31.9      $ (155.0)      $  --           $(123.1)
     Common stock issued for employee
       stock plans and other ........        1.3          (0.4)         --               0.9
     Net loss .......................        --            --          (4.9)            (4.9)
- ---------------------------------------------------------------------------------------------
Balance, March 22, 1996 .............   $   33.2      $ (155.4)      $ (4.9)        $ (127.1)
=============================================================================================

See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollar amounts in millions, except per share amounts and as where indicated)


1. The accompanying condensed consolidated financial statements of Host Marriott Services Corporation and subsidiaries (the "Company"), have been prepared without audit. A supplemental pro forma statement of operations for the twelve weeks ended March 24, 1995, is included in Part II herein as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, as amended, and incorporated herein by reference. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report on Form 10-K, as amended. The preparation of the pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 22, 1996 and December 29, 1995, and the results of operations and cash flows for the twelve weeks ended March 22, 1996 and March 24, 1995. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. The Company's results of operations and cash flows for the twelve weeks ended March 24, 1995, are presented as if the Company were formed as a separate entity of Host Marriott Corporation, the Company's parent corporation until December 29, 1995. Certain reclassifications were made to the prior year financial statements to conform to the 1996 presentation.

2. The Company's loss per common share for the twelve weeks ended March 22, 1996 is computed by dividing net loss by the weighted average number of outstanding common shares, aggregating 32.7 million. Per share data are not presented for the twelve weeks ended March 24, 1995 because the Company was not a publicly held company during that period. Pro forma per share data for the twelve weeks ended March 24, 1995 is included in Part II herein. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares in both 1996 and 1995 because they are antidilutive.

3. Restricted shares are issued to officers and key executives and are distributed over the award period in annual installments based on continued employment and the attainment of certain performance criteria. All current restricted share awards expire at the end of fiscal year 1998. The Company recognizes compensation expense over the award period equal to the fair value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. During the first twelve weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott Corporation stock elected to convert those restricted shares into restricted shares of the Company's stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive. The restricted shares awarded in connection with the conversion incentive will vest over the original award period in a manner identical to those restricted shares originally awarded. The Company awarded 445,000 of restricted shares to officers and key executives of the Company in the first quarter of 1996.

4. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

5. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of March 22, 1996 were $1.9 million. The number of employees actually terminated as of March 22, 1996 was 108.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company plans to close ten retail concessions stores that are included in the sports and entertainment business line. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of March 22, 1996 were $30 thousand.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

Revenues. Revenues for the first quarter of 1996 increased by $27.5 million or 12% to $259.8 million compared to revenues of $232.3 million in the first quarter of 1995.

The Company's revenue growth during the first quarter of 1996 was driven primarily by strong performance in the airport concessions business line. Airport concession revenues were up $30.4 million or 18% to $196.3 million for the first quarter of 1996 compared to $165.9 million for the first quarter of 1995. Domestic airport concession revenues increased by $20.7 million to $184.3 million for the first quarter of 1996 compared to $163.6 million for the first quarter of 1995. International airport revenues were $12.0 million for the first quarter of 1996, up substantially from the $2.3 million for the first quarter of last year. New contracts, primarily at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, contributed $13.1 million of the airport concessions revenue increase, which were partially offset by a decrease of $2.7 million from closed or terminated facilities. Moderate increases in enplanements, and therefore customer traffic, had a positive impact on revenue growth throughout the airport concessions business line. The Air Transport Association (ATA) reported that U.S. airline industry enplanements for the first quarter of 1996 were up 4% over the comparable quarter a year ago. Also contributing toward revenue growth in the quarter was the severe winter weather throughout the United States. Flight delays caused by the weather resulted in longer visit times in the airport for air travelers, which translated into increased revenues from our food, beverage and retail concessions. Also contributing to the increase in revenues were moderate price increases implemented across all of our business lines during the first quarter of 1996. This was the first comprehensive price increase in the past three years.

Travel plaza concession revenues for the first quarter of 1996 were $51.9 million, a decrease of $0.9 million or 2% compared to the same quarter a year ago. Excluding revenues recorded during the first quarter of 1995 relating to a low margin gas contract on one tollroad and two unprofitable travel plazas on another tollroad, all of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 2% growth for the first quarter of 1996. Growth in travel plaza concessions revenues was constrained by a decline in tollroad traffic volumes due to harsh winter weather.

Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, decreased by $2.0 million, to $11.6 million for the first quarter of 1996, from $13.6 million for the first quarter of 1995. This decrease is a result of the loss of revenues reflecting the Company's exit from several hotel and casino gift shops in 1995, as reflected in the Company's announced plan to exit unprofitable entertainment concessions.

Operating Costs and Expenses. The Company's total operating costs and expenses were $247.4 million for the first quarter of 1996, or 95.2% of total revenues, compared to $224.7 million for the first quarter of 1995, or 96.7% of total revenues. The widening operating profit margin of 1.5% reflects operating leverage derived from revenue growth and improved cost management.

Cost of sales for the first quarter of 1996 was $79.2 million, an increase of $7.8 million or 11% over the first quarter of last year. Cost of sales as a percentage of total revenues decreased slightly during the first quarter of 1996, partly due to the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995, and the moderate price increases reflected above.

Payroll and benefits totaled $83.0 million during the first quarter of 1996, an 11% or $8.1 million increase over the first quarter of 1995. Payroll and benefits as a percentage of total revenues decreased slightly during the first quarter of 1996, partly due to improved cost management resulting from the restructuring.

Rent expense totaled $44.8 million for the first quarter of 1996, an increase of $6.0 million or 15% over the first quarter of 1995. Equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units, accounted for $1.2 million or 3% of this increase. This new technology is designed to improve customer service and provide our operating managers with timely access to statistical information to enable them to more effectively manage operating costs. The remaining increase in rent is attributable to increased revenues on contracts with rentals determined as a percentage of revenues.

Royalties expense for the first quarter of 1996 increased by 18% to $4.5 million from $3.8 million for the first quarter of last year. As a percentage of total revenues, royalties expense increased to 1.7% for the first quarter of 1996 compared to 1.6% for the first quarter of 1995. This slight increase is in line with the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot, which offset royalty payments required to operate the concepts.

Depreciation and amortization expense for the first quarter of 1996 was $11.5 million, down 4% compared to $12.0 million for the first quarter of 1995. This decrease reflects the reduction in the company's asset base from the $46.8 million write-down of long-lived assets recognized in the fourth quarter of 1995.

Other operating expenses were $24.4 million for the first quarter of 1996, a $0.6 million or 3% increase over the $23.8 million for the first quarter of 1995.

Operating Profit. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $12.4 million, or 4.8% of revenues for the first quarter of 1996, from $7.6 million, or 3.3% of revenues for the first quarter of 1995. Operating profits (losses) for airports, travel plazas and sports and entertainment were $15.4 million, $(3.4) million and $0.4 million, respectively, for the first quarter of 1996 as compared to $11.6 million, $(3.5) million and $(0.5) million, respectively, for the first quarter of 1995.

Corporate Expenses. Corporate expenses were $12.0 million for the first quarter of 1996, an increase of $1.8 million or 18% over the $10.2 million for the first quarter of 1995. The level of corporate expenses incurred during the first quarter of 1996 reflects increased general and administrative costs incurred to operate the Company on a stand-alone basis, as well as inflationary increases for existing corporate staff and additional payroll and benefits for a newly established in-house construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

Interest Expense. Interest expense was $9.0 million for the first quarter of 1996, as compared to $9.4 million for the first quarter of 1995. This decrease is attributable to lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates was partially offset by certain incremental debt that was incurred as a part of the Senior Notes issuance.

Benefit for Income Taxes. The benefit for income taxes for the first quarter of 1996 was $3.7 million as comparedto a benefit of $4.1 million for the first quarter of last year.

Net Loss and Loss Per Common Share. The Company's net loss for the first quarter of 1996 was $4.9 million, or $0.15 per common share, compared to a net loss of $7.9 million for the first quarter of 1995. Per share data is not presented for the first quarter of 1995 because the Company was not a publicly held company during that period.

Weighted Average Shares Outstanding. The weighted average number of common shares outstanding increased to 32.7 million during the first quarter of 1996 when all of the Company's executive officers with Host Marriott Corporation restricted share awards elected to convert their restricted shares of Host Marriott Corporation stock into restricted shares of the Company's stock resulting in the issuance of 681,710 shares of restricted stock. In addition, the Company issued an additional 445,000 shares of restricted stock to certain key executives during the first quarter of 1996. Restricted stock from these awards vest over a period from 1996 to 1998 based on both time and performance requirements. The conversion of Host Marriott Corporation restricted shares to Company restricted shares and the new awards were designed to align the interests of management with the interests of shareholders.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $1.4 million, or 12%, to $12.6 million in the first quarter of 1996. The quarter-to-quarter comparisons reflect the impact of improved operating results in 1996. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP").

The following is a reconciliation of EBITDA to net loss:

                                      Twelve Weeks Ended
- ---------------------------------------------------------
                                       March 22, March 24,
                                         1996      1995
- ---------------------------------------------------------

EBITDA .............................   $  12.6  $  11.2
Interest expense ...................      (9.0)    (9.4)
(Provision) benefit for income taxes       3.7      4.1
Depreciation and amortization ......     (11.9)   (12.8)
Other non-cash items ...............      (0.3)    (1.0)
- ---------------------------------------------------------
NET LOSS ...........................   $  (4.9) $  (7.9)
=========================================================

Liquidity and Capital Resources

The Company funds its capital requirements with a combination of operating cash flow and debt financing. The Company believes that the financial resources generated from ongoing operations, and existing financing will be sufficient to enable it to meet its capital expenditure and debt service needs for the foreseeable future. However, certain events such as significant acquisitions would require additional financing. The Company currently is not pursuing any significant acquisitions; however, as opportunities arise, they will be evaluated and considered. Any such acquisitions will be funded from operations, or from additional funding as permitted under the Senior Notes Indenture discussed below.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

The Senior Notes mature in 2005 and are secured by a pledge of stock of, and fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries of Host International (the "Guarantors"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors' to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago ("First Chicago"), as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International in an aggregate principal amount of $75.0 million for a 5-year term ("Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $40.0 million ("Letter of Credit Facility") for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $35.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's pledge of, and a first perfected security interest in, all of the capital stock of Host International and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of March 22, 1996, and throughout the twelve weeks ended March 22, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $3.6 million for the first quarter of 1996, as compared to $1.8 million for the first quarter of 1995.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and operations of existing facilities. The Company's capital expenditures, including acquisitions, in the first quarters of 1996 and 1995, totaled $12.1 million and $6.8 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $49.0 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these expenditures for 1996 with its operating cash flow.

The Company's cash used in financing activities in the first quarter of 1996 was $0.4 million, compared to cash provided by financing activities of $9.0 million for the first quarter of 1995.

At March 22, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $43.8 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. The Company's revolving credit facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

Impairments of Long-Lived Assets

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 15 individual operating units in the fourth quarter of 1995. Approximately 72% of the total write-down of $46.8 million taken in the fourth quarter of 1995 related to two operating units (one tollroad unit and one airport unit). The total cash flow deficit from the 15 operating units is projected to be approximately $43.7 million during the remaining terms of the lease agreements, including $30.9 million related to the two operating units referred to above.

Deferred Income Taxes

Realization of the net deferred tax assets totaling $78.6 million as of March 22, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 22, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Litigation

     The Company and its subsidiaries are involved in litigation incidental to their businesses. Such litigation is not considered by management to be significant and would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (1)
(Unaudited, in millions, except per share amounts)

                                                       First Quarter (1) (2)
- --------------------------------------------------------------------------------
                                                              1995      1995
                                                     1996  Pro Forma  Historical
- --------------------------------------------------------------------------------
REVENUES .....................................   $   259.8  $   231.0  $  232.3
- --------------------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Cost of sales ...........................        79.2       71.4      71.4
     Payroll and benefits ....................        83.0       74.7      74.9
     Rent ....................................        44.8       38.8      38.8
     Royalties ...............................         4.5        3.8       3.8
     Depreciation and amortization ...........        11.5       12.0      12.0
     Other ...................................        24.4       21.7      23.8
- --------------------------------------------------------------------------------
       Total operating costs and expenses ....       247.4      222.4     224.7
- --------------------------------------------------------------------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST ............................        12.4        8.6       7.6
     Corporate expenses ......................        12.0       11.1      10.2
     Interest expense ........................         9.0        8.8       9.4
- --------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .....................        (8.6)     (11.3)    (12.0)
      Provision (benefit) for income taxes ...        (3.7)      (3.8)     (4.1)
- --------------------------------------------------------------------------------
NET LOSS .....................................   $    (4.9) $    (7.5) $   (7.9)
================================================================================
LOSS PER COMMON SHARE (3) ....................   $    (0.15)$    (0.24)
=======================================================================
Weighted Average Common Shares Outstanding (4)        32.7       31.2
=======================================================================

(1) Pro forma data for the first quarter of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (iv) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (v) increase in general and administrative costs to operate the Company on a stand-alone basis, and
       (vi) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between quarters because historical results do not reflect the spin-off until the distribution date of December 29, 1995.
(3) Historical loss per common share is not presented for the first quarter of 1995 because the Company was not publicly held during that period.
(4) The number of shares used to compute pro forma loss per share is based on Host Marriott Corporation's weighted average number of outstanding common shares adjusted for the one-for-five (i.e. one share of the Company stock for every five shares of Host Marriott Corporation) distribution ratio used at the spin-off.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.  Description
         20       News Release dated April 11, 1996


(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HOST MARRIOTT SERVICES CORPORATION



May 3, 1996                                  /s/  Brian W. Bethers
- ------------------                           ---------------------
Date                                         Brian W. Bethers
                                             Senior Vice President
                                             and Chief Financial Officer

                                                                     Exhibit 20
                                                                     Page 1 of 2
FOR IMMEDIATE RELEASE                FOR MORE INFORMATION:
                                     Lori Cramp, V.P. & Treasurer
                                     (301) 380-4840
                                     Wendy Watkins, Director of Public Relations
                                     (301) 380-7903


HOST MARRIOTT SERVICES REPORTS 17% GAIN IN FIRST QUARTER EBITDA

         BETHESDA, MD, APRIL 11, 1996 -- Host Marriott Services Corporation today reported earnings before interest expense, taxes, depreciation, amortization and other non-cash items (EBITDA) of $12.6 million for the first quarter of 1996, an increase of 17% over EBITDA of $10.8 million reported for the first quarter of 1995. Revenues for the first quarter of 1996 increased by 12% to $259.8 million compared to revenues of $231.0 million in the first quarter of 1995. The company reported a net loss in the first quarter of 1996 of $4.9 million ($0.15 per share), an improvement of 35% as compared to a net loss of $7.5 million ($0.24 per share) in the first quarter of 1995. The company's concessions operations, both at airports and on tollroads, are significantly affected by seasonality. Historically, the company has incurred losses in the first quarter of the year when customer traffic is the lightest. Customer traffic is generally strongest in the summer months between Memorial Day and Labor Day.

         William W. McCarten, President and Chief Executive Officer, noted, "We are extremely pleased with the results that were achieved during the first quarter of 1996. We experienced strong growth in EBITDA and revenues and expect that the positive momentum established in the first quarter will lead to solid growth for the remainder of the year."

         Revenue growth in the airport concessions business line in 1996 reflects new contracts at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, moderate growth in customer traffic, benefits from several strategic initiatives, and the positive impact of air travel delays caused by harsh winter weather. Travel plaza revenues declined slightly in the first quarter of 1996 due to lower traffic volume from harsh winter weather and the company's exit from two minor contracts during 1995. Sports and entertainment revenues declined due to the company's exit from several hotel gift shop contracts during 1995.

         Host Marriott Services' operating profit before corporate expenses and interest increased by 44%, to $12.4 million for the first quarter of 1996 from $8.6 million for the first quarter of 1995. The company's strong performance was driven by revenue increases coupled with improved cost management which resulted in higher operating profit margins.

         On December 29, 1995, the company was spun off from Host Marriott Corporation. The 1995 amounts are presented on a pro forma basis to be more consistent with the 1996 amounts, and assume that the company operated on a separate basis, independent of Host Marriott Corporation, during 1995. The pro forma information was derived from the company's historical operating results which are not materially different from the pro forma results.

         Host Marriott Services Corporation, headquartered in Bethesda, Maryland, is the leading operator and developer of food, beverage and retail concessions in over 70 airports, on 13 tollroads and at over 30 sports and entertainment venues. Many of the company's concessions operate under license agreements with branded partners such as Burger King, Pizza Hut, Chili's, T.G.I. Friday's, Cinnabon, TCBY, Sbarro, Taco Bell, Cheers, Starbucks Coffee, Tie Rack and The Body Shop.

     Host Marriott Services Corporation has announced the date of its first shareholder meeting to be held May 9, 1996 at 2:30 PM at the J.W. Marriott Hotel at Lenox, Atlanta, GA. Host Marriott Services Corporation is traded on the NYSE under the symbol HMS.

HOST MARRIOTT SERVICES CORPORATION                                   Page 2 of 2
CONSOLIDATED OPERATING RESULTS
(Unaudited, in millions, except per share amounts)

                                                  First Quarter
- ------------------------------------------------------------------
                                                 1996      1995(1)
- ------------------------------------------------------------------

OPERATING SUMMARY
REVENUES .................................   $   259.8  $   231.0
- -------------------------------------------------------------------
OPERATING COSTS AND EXPENSES
     Cost of sales .......................        79.2       71.4
     Payroll and benefits ................        83.0       74.7
     Rent ................................        44.8       38.8
     Royalties ...........................         4.5        3.8
     Depreciation and amortization .......        11.5       12.0
     Other ...............................        24.4       21.7
- -------------------------------------------------------------------
       Total Operating Costs and Expenses        247.4      222.4
- -------------------------------------------------------------------
OPERATING PROFIT BEFORE CORPORATE EXPENSES
     AND INTEREST ........................        12.4        8.6

     Corporate expenses ..................        12.0       11.1
     Interest expense ....................         9.0        8.8
- -------------------------------------------------------------------
LOSS BEFORE INCOME TAXES .................        (8.6)     (11.3)
      Provision (benefit) for income taxes        (3.7)      (3.8)
- -------------------------------------------------------------------
NET LOSS .................................   $    (4.9) $    (7.5)
===================================================================
LOSS PER COMMON SHARE ....................   $    (0.15)$    (0.24)
===================================================================
Weighted Average Common Shares Outstanding        32.7       31.2
===================================================================
EBITDA ...................................   $    12.6  $    10.8
===================================================================
REVENUES BY BUSINESS LINE
     Airports ............................   $   196.3  $   165.4
     Travel Plazas .......................        51.9       52.8
     Sports and Entertainment ............        11.6       12.8
- -------------------------------------------------------------------
                                             $   259.8  $   231.0
===================================================================
OPERATING PROFIT BY BUSINESS LINE
     Airports ............................   $    15.4  $    11.5
     Travel Plazas .......................        (3.4)      (3.5)
     Sports and Entertainment ............         0.4        0.6
- -------------------------------------------------------------------
                                             $    12.4  $     8.6
===================================================================

(1) Data presented on a pro forma basis for the first quarter of 1995 as if the Host Marriott Services spin-off and related transactions occurred at the beginning of 1995.