Form 10-Q/A
period 1996-03-22
HOST MARRIOTT SERVICES CORP
filed 1996-06-21
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-Q (Amendment No. 1)

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

                                      INDEX

                                                                      Page No.
PART I.  FINANCIAL INFORMATION (Unaudited):

         Condensed Consolidated Statements of Operations -
           Twelve Weeks Ended March 22, 1996 and March 24, 1995           3

         Condensed Consolidated Balance Sheets -
           March 22, 1996 and December 29, 1995                           4

         Condensed Consolidated Statements of Cash Flows -
           Twelve Weeks Ended March 22, 1996 and March 24, 1995           5

         Condensed Consolidated Statement of Shareholders' Deficit -
           Twelve Weeks Ended March 22, 1996                              6

         Notes to Condensed Consolidated Financial Statements             7-8

         Management's Discussion and Analysis of Results of Operations
           and Financial Condition                                        9-13

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                14

         Changes in Securities                                            14

         Defaults Upon Senior Securities                                  14

         Submission of Matters to a Vote of Security Holders              14

         Other Information                                                15

         Exhibits and Reports on Form 8-K                                 16

         Signature                                                        17

         Exhibit 20                                                       18-19

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

         27       Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              HOST MARRIOTT SERVICES CORPORATION



June 21, 1996                                  /s/  Brian W. Bethers
- ------------------                           ---------------------
Date                                         Brian W. Bethers
                                             Senior Vice President
                                             and Chief Financial Officer