Form 10-Q
period 1996-06-14
HOST MARRIOTT SERVICES CORP
filed 1996-07-26
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

           QUARTER ENDED JUNE 14, 1996 COMMISSION FILE NO. 1-14040

                      HOST MARRIOTT SERVICES CORPORATION


             DELAWARE                               52-1938672
- --------------------------------     ---------------------------------------
     (State of Incorporation)        (I.R.S. Employer Identification Number)


                             10400 FERNWOOD ROAD
                           BETHESDA, MARYLAND 20817
                               (301) 380-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

    TITLE OF EACH CLASS          NAME OF EACH  EXCHANGE  ON WHICH  REGISTERED
- -------------------------------  --------------------------------------------
Common Stock,  no par value                Chicago Stock Exchange
(33,219,032  shares                        New York Stock Exchange
outstanding as of June 14, 1996)           Pacific Stock Exchange
                                           Philadelphia Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock outstanding as of July 19, 1996, was 33,192,212.

             HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES



                                  INDEX

                                                                     PAGE NO.
PART I.   FINANCIAL INFORMATION (UNAUDITED):

          Condensed Consolidated Statements of Operations -
            For the Twelve Weeks and Twenty-Four Weeks Ended
            June 14, 1996 and June 16, 1995                              3

          Condensed Consolidated Balance Sheets -
            As of June 14, 1996 and December 29, 1995                    4

          Condensed Consolidated Statements of Cash Flows -
            For the Twenty-Four Weeks Ended June 14, 1996
            and June 16, 1995                                            5

          Condensed Consolidated Statement of Shareholders' Deficit -
            For the Twenty-Four Weeks Ended June 14, 1996                6

          Notes to Condensed Consolidated Financial Statements           7-8

          Management's Discussion and Analysis of Results of Operations
            and Financial Condition                                      9-15

PART II.  OTHER INFORMATION AND SIGNATURE:

          Legal Proceedings                                              16

          Changes in Securities                                          16

          Defaults Upon Senior Securities                                16

          Submission of Matters to a Vote of Security Holders            16

          Other Information                                              17-18

          Exhibits and Reports on Form 8-K                               19

          Signature                                                      20

          Computation of Earnings Per Common Share                       21

          News Release Dated July 8, 1996                                22-24

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In millions, except per share amounts)


                                                           TWELVE WEEKS ENDED             TWENTY-FOUR WEEKS ENDED
                                                       ----------------------------    -------------------------------
                                                         JUNE 14,      JUNE 16,           JUNE 14,        JUNE 16,
                                                           1996          1995               1996            1995
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

REVENUES                                                   $290.3         $259.7             $550.1          $492.0
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                            87.6           80.1              166.8           151.5
    Payroll and benefits                                     85.5           76.5              168.5           151.4
    Rent                                                     48.5           41.9               93.3            80.7
    Royalties                                                 5.5            4.6               10.0             8.4
    Depreciation and amortization                            12.0           13.5               23.5            25.5
    Other                                                    24.4           23.2               48.8            47.0
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

       Total operating costs and expenses                   263.5          239.8              510.9           464.5
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

OPERATING PROFIT BEFORE CORPORATE
    EXPENSES AND INTEREST                                    26.8           19.9               39.2            27.5

    Corporate expenses                                      (11.9)         (10.3)             (23.9)          (20.5)
    Interest expense                                         (9.3)          (9.4)             (18.5)          (18.9)
    Interest income                                           0.2            ---                0.4             0.1
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

INCOME (LOSS) BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                    5.8            0.2               (2.8)          (11.8)
Provision (benefit) for income taxes                          2.5            1.4               (1.2)           (2.7)
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

INCOME (LOSS) BEFORE
     EXTRAORDINARY ITEM                                       3.3           (1.2)              (1.6)           (9.1)
Extraordinary item--loss on extinguishment of debt
    (net of related income tax benefit of $5.2                ---           (9.6)               ---            (9.6)
million)
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

NET INCOME (LOSS)                                          $  3.3         $(10.8)            $ (1.6)         $(18.7)
- ------------------------------------------------------ ------------- -------------- -- --------------- ---------------

INCOME (LOSS) PER COMMON SHARE:
    Primary                                                $ 0.09                            $(0.05)
    Fully-Diluted                                          $ 0.09                            $(0.05)

Weighted Average Common Shares Outstanding:
    Primary                                                  35.3                              32.9
    Fully-Diluted                                            35.3                              32.9


        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In millions)


                                                                                   JUNE 14,          DECEMBER 29,
                                                                                     1996                1995
- ------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  49.8             $  47.2
   Accounts receivable, net                                                              34.3                30.2
   Inventories                                                                           39.3                38.9
   Deferred income taxes                                                                 16.3                15.3
   Prepaid rent                                                                           4.5                 5.1
   Other current assets                                                                   2.1                 2.7
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 146.3               139.4

Property and equipment, net                                                             275.0               271.2
Intangible assets                                                                        23.1                24.4
Deferred income taxes                                                                    63.4                59.6
Other assets                                                                             20.3                22.6
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 528.1             $ 517.2
- ------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                   $  88.9             $  84.5
   Accrued payroll and benefits                                                          38.7                39.4
   Current portion of long-term debt                                                      1.3                 1.2
   Other current liabilities                                                             57.8                53.6
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            186.7               178.7

Long-term debt                                                                          406.9               407.6
Other liabilities                                                                        56.8                54.0
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    650.4               640.3

Common stock, no par value,  100 million shares  authorized,  33,219,032  shares issued and outstanding as of June 14, 1996 and
   31,927,474 shares issued and outstanding as of December 29, 1995                       ---                 ---
Contributed deficit                                                                    (120.7)             (123.1)
Retained deficit                                                                         (1.6)                ---
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholders' deficit                                                         (122.3)             (123.1)
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholders' deficit                                        $ 528.1             $ 517.2
- ------------------------------------------------------------------------------ ----------------- -- ----------------


      See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In millions)


                                                                                     TWENTY-FOUR WEEKS ENDED
                                                                               -------------------------------------
                                                                                  JUNE 14,             JUNE 16,
                                                                                    1996                 1995
- ------------------------------------------------------------------------------ ----------------- -- ----------------

OPERATING ACTIVITIES
   Net loss                                                                            $ (1.6)             $(18.7)
   Extraordinary loss, net of taxes                                                       ---                 9.6
- ------------------------------------------------------------------------------ ----------------- -- ----------------
   Net loss before extraordinary item                                                    (1.6)               (9.1)

   Adjustments to reconcile net loss to cash from operations:
     Depreciation and amortization                                                       24.8                28.0
     Income taxes                                                                        (4.7)               (3.7)
     Other                                                                                0.7                 1.1
     Working capital changes:
       (Increase) decrease in accounts receivable                                        (4.4)                5.0
       (Increase) decrease in inventories                                                (0.4)                0.1
       Decrease in other current assets                                                   2.4                 3.5
       Increase (decrease) in accounts payable and accruals                               9.2               (14.2)
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash provided by operations                                                           26.0                10.7

INVESTING ACTIVITIES
   Capital expenditures                                                                 (24.7)              (23.7)
   Net proceeds from the sale of assets                                                   0.7                 0.8
   Other, net                                                                             1.1                 6.7
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash used in investing activities                                                    (22.9)              (16.2)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.6)             (392.3)
   Issuance of long-term debt                                                             ---               391.1
   Proceeds from stock issuances                                                          0.1                 ---
   Transfers (to) from Host Marriott Corporation, net                                     ---                10.5
- ------------------------------------------------------------------------------ ----------------- -- ----------------

   Cash (used in) provided by financing activities                                       (0.5)                9.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2.6                 3.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           47.2                27.7
- ------------------------------------------------------------------------------ ----------------- -- ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 49.8              $ 31.5
- ------------------------------------------------------------------------------ ----------------- -- ----------------

       See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 14, 1996
(In millions)


                                                  COMMON         CONTRIBUTED        RETAINED
                                                  STOCK            DEFICIT          DEFICIT           TOTAL
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, December 29, 1995                         $    ---          $(123.1)         $    ---           $(123.1)
   Common stock issued for employee
     stock plans and other                              ---              2.4               ---               2.4
   Net loss                                             ---              ---              (1.6)             (1.6)
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, JUNE 14, 1996                             $    ---          $(120.7)          $  (1.6)          $(122.3)
- -------------------------------------------- ----------------- ---------------- ----------------- -----------------

       See  notes  to  condensed   consolidated  financial statements.

HOST  MARRIOTT  SERVICES   CORPORATION  AND  SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND AS WHERE INDICATED)

1. The accompanying condensed consolidated financial statements of Host Marriott Services Corporation and subsidiaries (the "Company"), have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, as amended. Capitalized terms not otherwise defined herein have the meanings specified in the Annual Report on Form 10-K, as amended.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 14, 1996 and December 29, 1995 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. The Company's 1995 results of operations and cash flows are presented in the accompanying condensed consolidated financial statements as if the Company were formed as a separate entity of Host Marriott Corporation, the Company's parent corporation until December 29, 1995. Certain reclassifications were made to the prior year financial statements to conform to the 1996 presentation.

     A supplemental pro forma statement of operations for the twelve weeks and twenty-four weeks ended June 16, 1995, is included in Part II herein, as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. The preparation of the pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.
     Actual results could differ from those estimates.

2. Primary and fully-diluted income per common share for the twelve weeks ended June 14, 1996 were computed by dividing net income by the weighted average number of outstanding common shares adjusted for common equivalent shares. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted average number of outstanding shares for the twenty-four weeks ended June 14, 1996 and for all periods presented in 1995 because they were antidilutive. Loss per common share for the twenty-four weeks ended June 14, 1996 was computed by dividing net loss by the weighted average number of outstanding common shares. Per share data are not presented for the twelve weeks and twenty-four weeks ended June 16, 1995 because the Company was not a publicly held company during those periods. Pro forma per share data for the twelve weeks and twenty-four weeks ended June 16, 1995 is included in Part II herein.

3. Restricted shares are issued to officers and key executives and are distributed over the award period in annual installments based on continued employment and the attainment of certain performance criteria. All current restricted share awards expire at the end of fiscal year 1998. The Company recognizes compensation expense over the award period equal to the fair value of the shares on the date of issuance adjusted for forfeitures, and where appropriate, the level of attainment of performance criteria and fluctuations in the fair market value of the Company's common stock. During the first twelve weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott Corporation stock elected to convert those restricted shares into restricted shares of the Company's stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive. The restricted shares awarded in connection with the conversion incentive will vest over the original award period in a manner identical to those restricted shares originally awarded. The Company also awarded 445,362 of new restricted shares to officers and key executives of the Company in the first quarter of 1996.

4. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

5. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of June 14, 1996 were $2.9 million. The number of employees actually terminated as of June 14, 1996 was 109.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company has plans to close ten retail concessions stores that are included in the sports and entertainment business line and as of June 14, 1996, three of the ten stores have been closed. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of June 14, 1996 were $75 thousand.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUES. Revenues for the second quarter of 1996 increased by $30.6 million, or 11.8% to $290.3 million compared with revenues of $259.7 million in the second quarter of 1995. Revenues for the twenty-four weeks ("first half") ended June 14, 1996 totaled $550.1 million, an increase of $58.1 million, or 11.8% from $492.0 million during the same period in 1995.

AIRPORTS
The Company's revenue growth during the second quarter of 1996 was driven primarily by strong performance in the airport concessions business line. Airport concession revenues were up $30.8 million, or 17.5% to $206.7 million for the second quarter of 1996 compared to $175.9 million for the same period in 1995. Domestic airport concession revenues increased by $20.1 million to $193.3 million for the second quarter of 1996 compared to $173.2 million for the same period in 1995. International airport revenues were $13.4 million for the second quarter of 1996, up substantially from the $2.7 million for the second quarter of last year. New contracts, primarily at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, contributed significantly to the revenue increase. Excluding the effects of these new contracts and contracts undergoing significant construction of new facilities, revenues at comparable airport locations grew by 15% in the second quarter of 1996. Strong comparable revenue growth in the second quarter can be attributed to an estimated 7% growth in passenger enplanements and an estimated 8% growth in revenue per enplaned passenger ("RPE") at airports in which the Company operates. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast released in March of 1996, which projected annual passenger enplanement growth of 4.5% through the year 2000. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives.

Growth in revenues for the first half of 1996 was also due to strong performance in the airport concessions business line with airport revenues totaling $403.0 million during the period, an increase of $61.2 million, or 17.9% from the same period in 1995. Domestic airport concessions revenues increased by $40.8 million to $377.6 million for the first half of 1996 compared with $336.8 million for the first half of 1995. International airport revenues totaled $25.4 million and $5.0 million for the first twenty-four weeks of 1996 and 1995, respectively. On a year-to-date basis, the new contracts at Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, contributed significantly to the airport concessions revenue increase. Excluding the effects of these new contracts and contracts undergoing significant construction of new facilities, revenues at comparable airport locations grew by 14% for the first half of 1996. Increased revenues during the first half of 1996 reflect the aforementioned second quarter growth in passenger enplanements and RPE. The severe winter weather throughout the United States caused flight delays during the first quarter of 1996 which resulted in longer visit times in the airport for air travelers and translated into increased revenues from the Company's food, beverage and retail concessions. Moderate price increases implemented across all of the Company's business lines during the first quarter of 1996 was another factor creating increased revenues.

TRAVEL PLAZAS
Travel plaza concession revenues for the second quarter of 1996 were $71.4 million, a decrease of $0.4 million compared to the same quarter a year ago. Excluding revenues recorded during the second quarter of 1995 relating to a low margin gas contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 3.3% growth for the second quarter of 1996. This growth was the result of moderate increases in tollroad traffic and prices.

Travel plaza concession revenues for the first half of 1996 and 1995 totaled $123.3 million and $124.5 million, respectively, a decrease of $1.2 million. Excluding the revenues related to the aforementioned tollroad contracts exited during the fourth quarter of 1995, the travel plaza business line achieved 2.9% growth for the first half of 1996. Growth in travel plaza concessions revenues on a year-to-date basis was constrained by a decline in tollroad traffic volumes in the first quarter of 1996 due to harsh winter weather.

SPORTS AND ENTERTAINMENT
Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, increased by $0.2 million, to $12.2 million for the second quarter of 1996, from $12.0 million for the same period in 1995. Sports and entertainment concession revenues totaled $23.8 million and $25.7 million for the first half of 1996 and 1995, respectively, a decrease of $1.9 million, or 7.4%. These decreases were a result of the Company's exit from several hotel and casino gift shops in 1995 and in the first half of 1996, as reflected in the Company's announced plan to exit unprofitable entertainment concessions.

SHOPPING MALLS
During the first quarter of 1996, the Company announced a contract to operate the food and beverage outlets at the Ontario Mills Outlet Mall in Southern California with operations anticipated to begin in late November. The Company recently announced a definitive agreement on a second deal with The Mills Corporation to operate the food and beverage locations at the Grapevine Mills Outlet Mall outside of Dallas, Texas. The mall is expected to open in the Fall of 1997, and the Company's operations will be similar in size and scope to the Ontario Mills Outlet Mall project.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $263.5 million for the second quarter of 1996, or 90.8% of total revenues, compared with $239.8 million for the second quarter of 1995, or 92.3% of total revenues. Operating costs and expenses totaled $510.9 million for the first half of 1996, or 92.9% of total revenues, compared with $464.5 million, or 94.4% of total revenues for the same period in 1995. The improved operating profit margins quarter-to-quarter and year-to-date of 1.5% each, reflect operating leverage derived from revenue growth and improved cost management.

Cost of sales for the second quarter of 1996 was $87.6 million, an increase of $7.5 million or 9.4% over the second quarter of last year. Cost of sales as a percentage of total revenues decreased 60 basis points during the second quarter of 1996, most notably due to only moderate increases in merchandise and promotion costs and moderate price increases. Also contributing to the improved cost of sales margin was the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995, and moderate price increases described above. Cost of sales for the first half of 1996 increased $15.3 million, or 10.1% from $151.5 million in 1995 to $166.8 million in 1996. Cost of sales as a percentage of total revenues decreased 50 basis points in the first half of 1996 due to the aforementioned minimal increases in merchandise and promotion costs, the closure of the low margin gas contract and moderate price increases.

Payroll and benefits totaled $85.5 million during the second quarter of 1996, a 11.8% or $9.0 million increase over the second quarter of 1995. Payroll and benefits as a percentage of total revenues for the second quarter of 1996 was level with that of the same period in 1995. Payroll and benefits totaled $168.5 million for the first half of 1996, an increase of $17.1 million, or 11.3% when compared to the same period in 1995. Although total payroll and benefits increased, the payroll and benefits margin decreased by 20 basis points for the first half of 1996, primarily reflecting operating leverage.

Rent expense totaled $48.5 million for the second quarter of 1996, an increase of $6.6 million or 15.8% over the second quarter of 1995. Rent expense for the first half of 1996 increased $12.6 million, or 15.6% to $93.3 million from $80.7 million for the same period in 1995. Equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units, accounted for $1.1 million, or 16.7%, and $2.3 million, or 18.3%, of the rent expense increases, respectively. This new technology is designed to improve customer service and provide the Company's operating managers with timely access to sales information to enable them to more effectively manage operating costs. This new technology combined with a new accounting system to be installed in late 1996 is expected to generate operating cost savings during 1997 to offset the increased equipment rent expense. The remaining increase in rent is attributable to increased revenues on contracts with rentals determined as a percentage of revenues.

Royalties expense for the second quarter of 1996 increased by 19.6% to $5.5 million from $4.6 million for the second quarter of last year. As a percentage of total revenues, royalties expense increased to 1.9% for the second quarter of 1996 compared to 1.8% for the second quarter of 1995. Royalties expense totaled $10.0 million and $8.4 million for the first half of 1996 and 1995, respectively, an increase of $1.6 million, or 19.0%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot, which offset royalty payments required to operate the concepts. Branded revenues increased 16% and 15% for the second quarter and first half of 1996, respectively, from the same periods in 1995.

Depreciation and amortization expense included in operating costs and expenses for the second quarter of 1996 was $12.0 million, down 11.1% compared to $13.5 million for the second quarter of 1995. Depreciation and amortization decreased $2.0 million when comparing year-to-date 1996 and 1995. The adoption of SFAS No. 121 resulted in a $46.8 million write-down of long-lived assets during the fourth quarter of 1995.

Other operating expenses were $24.4 million for the second quarter of 1996, a $1.2 million, or 5.2% increase over the $23.2 million total for the second quarter of 1995. Other operating expenses totaled $48.8 million for the first half of 1996, an increase of $1.8 million, or 3.8% when compared with the same period in 1995. As a percentage of total revenues, other operating expenses decreased 50 basis points and 70 basis points for the second quarter and first half of 1996, respectively, compared with the same periods in 1995 due primarily to operating leverage.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $26.8 million, or 9.2% of revenues for the second quarter of 1996, from $19.9 million, or 7.7% of revenues for the second quarter of 1995. Operating profits for airports and travel plazas were $19.9 million and $5.2 million, respectively, for the second quarter of 1996 as compared with $15.3 million and $4.9 million, respectively, for the second quarter of 1995. Operating profits for sports and entertainment totaled $1.7 million for the second quarter of 1996 compared with operating losses of $0.3 million for the same period in 1995.

Operating profit for the twenty-four weeks ended June 14, 1996 totaled $39.2 million, or 7.1% of revenues, an increase of $11.7 million, or 42.5%, from $27.5 million, or 5.6% of revenues for the same period in 1995. Operating profits for airports and travel plazas year-to-date 1996 were $35.3 million and $1.8 million, respectively, as compared with $26.9 million and $1.4 million for the same period in 1995. Operating profit for sports and entertainment for the first half of 1996 totaled $2.1 million compared with operating losses of $0.8 million in 1995. Operating profit margins for both the quarter and year-to-date improved in all business lines, including Travel Plazas, as a result of several strategic initiatives, including the restructuring program initiated in late 1995, which contributed toward improved cost management.

CORPORATE EXPENSES. Corporate expenses were $11.9 million for the second quarter of 1996, an increase of $1.6 million or 15.5% over the $10.3 million for the second quarter of 1995. Year-to-date corporate expenses totaled $23.9 million and $20.5 million for 1996 and 1995, respectively. The level of corporate expenses incurred during the second quarter and first half of 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, as well as inflationary increases for existing corporate staff and additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

INTEREST EXPENSE. Interest expense was $9.3 million and $18.5 million for the second quarter and first half of 1996, respectively, as compared with $9.4 million and $18.9 million for the same periods of 1995. These decreases are attributable to lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates on interest expense was partially offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

INTEREST INCOME. Interest income totaled $0.2 million and $0.4 million for the second quarter and first half of 1996, respectively, compared with $36 thousand and $0.1 million for the same periods in 1995. These increases were primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts.

INCOME TAXES. The provision for income taxes for the second quarter of 1996 and 1995 was $2.5 million and $1.4 million, respectively. Income tax benefits totaled $1.2 million and $2.7 million for the first twenty-four weeks of 1996 and 1995, respectively.

EXTRAORDINARY ITEM. During the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after taxes) in connection with the redemption and defeasance of the Host Marriott Hospitality, Inc. Senior Notes. This loss primarily represented premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs on the Hospitality Notes.

NET INCOME (LOSS) AND INCOME (LOSS) PER COMMON SHARE. The Company's net income for the second quarter of 1996 was $3.3 million, or $0.09 per common share, compared with a net loss of $10.8 million for the second quarter of 1995. Net loss for the first half of 1996 totaled $1.6 million, or $0.05 per common share, compared with a net loss of $18.7 million for the same period in 1995. Per share data is not presented for the second quarter or first half of 1995 because the Company was not publicly held during those periods.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding was 35.3 million for the second quarter of 1996, including
2.1 million of common equivalent shares used for purposes of calculating primary and fully-diluted weighted average shares outstanding. The weighted average number of common shares outstanding equaled 32.9 million for the first half of 1996, which excluded common equivalent shares because they were anti-dilutive. Common shares outstanding increased from 31.9 million as of December 29, 1995 to
33.2 million as of June 14, 1996 primarily reflecting the issuance of 1.2 million shares of restricted stock as a result of the Company's executive officers converting their Host Marriott Corporation restricted share awards to 681,710 shares of the Company's restricted stock and the Company's awarding of an additional 445,362 shares of restricted stock to certain key executives during the first quarter of 1996. Restricted stock from these awards vest over a period from 1996 to 1998 based on both time and performance requirements. The conversion of Host Marriott Corporation restricted shares to Company restricted shares and the new awards were designed to align the interests of management with the interests of shareholders.

EBITDA

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $3.2 million, or 12.9%, to $28.1 million in the second quarter of 1996. EBITDA totaled $40.7 million and $36.1 million for the first half of 1996 and 1995, respectively, an increase of $4.6 million, or 12.7%. The quarter-to-quarter and year-to-date comparisons reflect the impact of improved operating results in 1996. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP").

The following is a reconciliation of EBITDA to net income (loss):

                                                           TWELVE WEEKS ENDED             TWENTY-FOUR WEEKS ENDED
                                                     -------------------------------   -------------------------------
                                                        JUNE 14,        JUNE 16,          JUNE 14,        JUNE 16,
(In Millions)                                             1996            1995              1996            1995
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------

EBITDA                                                     $ 28.1          $ 24.9            $ 40.7          $ 36.1
Interest expense                                             (8.9)           (9.3)            (17.9)          (18.7)
(Provision) benefit for income taxes                         (2.5)           (1.4)              1.2             2.7
Extraordinary item, net of taxes                              ---            (9.6)              ---            (9.6)
Depreciation and amortization                               (12.9)          (15.3)            (24.8)          (28.0)
Other non-cash items                                         (0.5)           (0.1)             (0.8)           (1.2)
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------

NET INCOME (LOSS)                                          $  3.3          $(10.8)           $ (1.6)         $(18.7)
- ---------------------------------------------------- --------------- --------------- - --------------- ---------------


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of operating cash flow and debt and equity financing. The Company believes that cash flow generated from ongoing operations and funds available from existing credit facilities are adequate to finance ongoing capital expenditures, as well as meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

The Senior Notes mature in 2005 and are secured by a pledge of stock of, and fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries (the "Guarantors") of Host International, Inc. ("Host International"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors' to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International in an aggregate principal amount of $75.0 million for a 5-year term ("Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $40.0 million ("Letter of Credit Facility") for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $35.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's pledge of, and a first perfected security interest in, all of the capital stock of Host International and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 14, 1996, and throughout the twelve and twenty-four weeks ended June 14, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $19.4 million for the first half of 1996 as compared with $16.3 million for the same period in 1995. Operating cash flow was strong during what has historically been a weaker seasonal quarter. The Company funded an interest payment on the Senior Notes and planned capital expenditures while increasing cash and cash equivalents without drawing on its $35.0 million Revolver Facility.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first half of 1996 and 1995, totaled $24.9 million and $23.7 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $49.0 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these 1996 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first half of 1996 was $0.5 million, compared with cash provided by financing activities of $9.3 million for the same period in 1995.

At June 14, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $40.4 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. The Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 15 individual operating units in the fourth quarter of 1995. Approximately 72% of the total write-down of $46.8 million taken in the fourth quarter of 1995 related to two operating units (one tollroad unit and one airport unit). The total cash flow deficit from the 15 operating units is projected to be approximately $41.9 million during the remaining terms of the lease agreements, of which $29.3 million relates to the two operating units referred to above.

DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $79.7 million as of June 14, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 14, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

PART II.  OTHER INFORMATION AND SIGNATURE

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

     The Company and its subsidiaries are involved in litigation incidental to their businesses. Such litigation is not considered by management to be significant and its resolution would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 9, 1996 in Atlanta, GA. At the meeting, Mr. J.W. Marriott, Jr. and the Honorable Andrew J. Young were elected to the Board of Directors of the Company for three-year terms expiring at the 1999 Annual Meeting of Shareholders. The results of the election of Mr. J.W. Marriott, Jr. were 28,735,431 votes for and 250,419 votes withheld. The results of the election of The Honorable Andrew J. Young were 28,699,122 votes for and 286,728 withheld. Other members of the Company's Board of Directors are:

                             William W. McCarten
                             William J. Shaw
                             Rosemary M. Collyer
                             Richard E. Marriott
                             R. Michael McCullough
                             Gilbert T. Ray


     In addition to the election of Mr. J. Willard Marriott, Jr. and the Honorable Andrew J. Young, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. The results of the appointment of Arthur Andersen LLP were 28,724,087 votes for, 217,264 votes against and 44,499 votes withheld.

ITEM 5.  OTHER INFORMATION

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (1) (In millions, except per share amounts)

                                                TWELVE WEEKS ENDED (1) (2)              TWENTY-FOUR WEEKS ENDED (1) (2)
                                          ---------------------------------------    --------------------------------------
                                                           PRO                                       PRO
                                                          FORMA      HISTORICAL                     FORMA      HISTORICAL
                                            JUNE, 14    JUNE 16,     JUNE 16,         JUNE, 14    JUNE 16,     JUNE 16,
                                             1996          1995         1995            1996         1995         1995
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

REVENUES                                      $290.3       $258.9       $259.7          $550.1       $489.9       $492.0
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                87.6         80.1         80.1           166.8        151.5        151.5
   Payroll and benefits                         85.5         76.4         76.5           168.5        151.1        151.4
   Rent                                         48.5         41.8         41.9            93.3         80.6         80.7
   Royalties                                     5.5          4.6          4.6            10.0          8.4          8.4
   Depreciation and amortization                12.0         13.4         13.5            23.5         25.4         25.5
   Other                                        24.4         21.5         23.2            48.8         43.2         47.0
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

    TOTAL OPERATING COSTS AND EXPENSES         263.5        237.8        239.8           510.9        460.2        464.5
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING PROFIT BEFORE CORPORATE
   EXPENSES AND INTEREST                        26.8         21.1         19.9            39.2         29.7         27.5
    Corporate expenses                         (11.9)       (10.9)       (10.3)          (23.9)       (22.0)       (20.5)
    Interest expense                            (9.3)        (8.8)        (9.4)          (18.5)       (17.7)       (18.9)
    Interest income                              0.2          ---          ---             0.4          0.1          0.1
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                        5.8          1.4          0.2            (2.8)        (9.9)       (11.8)
Provision (benefit) for income taxes             2.5          1.8          1.4            (1.2)        (2.0)        (2.7)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                            3.3         (0.4)        (1.2)           (1.6)        (7.9)        (9.1)
Extraordinary item--loss on
   extinguishment of debt (net of
   related income tax benefit
   of $5.2 million)                              ---          ---         (9.6)            ---          ---         (9.6)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

NET INCOME (LOSS)                             $  3.3       $ (0.4)      $(10.8)         $ (1.6)      $ (7.9)      $(18.7)
- ----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME (LOSS) PER COMMON SHARE (3)
    Primary                                   $ 0.09       $(0.01)                      $(0.05)      $(0.25)
    Fully-Diluted                             $ 0.09       $(0.01)                      $(0.05)      $(0.25)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (4)
    Primary                                     35.3         31.7                         32.9         31.5
    Fully-Diluted                               35.3         31.7                         32.9         31.5






ITEM 5  OTHER INFORMATION, CONTINUED


(1) Pro forma data for the second quarter and first half of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (iv) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (v) increase in general and administrative costs to operate the Company on a stand-alone basis, and
       (vi) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between periods because historical results do not reflect the spin-off until the distribution date of December 29, 1995.
(3) Historical loss per common share is not presented for the second quarter or first half of 1995 because the Company was not publicly held during those periods.
(4) The number of shares used to compute pro forma loss per share is based on Host Marriott Corporation's weighted average number of outstanding common shares adjusted for the one-for-five (i.e. one share of the Company stock for every five shares of Host Marriott Corporation) distribution ratio used at the spin-off.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Earnings (Loss) Per Common Share
         20       News Release dated July 8, 1996
         27       Financial Data Schedule

(b)  Reports on Form 8-K:

     None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HOST MARRIOTT SERVICES CORPORATION

        JULY 26, 1996                             /S/  BRIAN W. BETHERS
- -------------------------------             ----------------------------------
            Date                              Brian W. Bethers
                                              Senior Vice President and
                                                 Chief Financial Officer
                                        20