Form 10-Q
period 1996-09-06
HOST MARRIOTT SERVICES CORP
filed 1996-10-18
CIK 1002938

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

     QUARTER ENDED SEPTEMBER 6, 1996           COMMISSION FILE NO. 1-14040

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

     TITLE OF EACH CLASS           NAME OF EACH  EXCHANGE  ON WHICH  REGISTERED
Common Stock, no par value                  Chicago Stock Exchange
(33,227,433 shares outstanding              New York Stock Exchange
as of September 6, 1996)                    Pacific Stock Exchange
                                            Philadelphia Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock outstanding as of October 11, 1996, was 34,483,948.

              HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                   INDEX

                                                                       PAGE NO.
PART I.           FINANCIAL INFORMATION (UNAUDITED):

                  Condensed Consolidated Statements of Operations -
                    For the Twelve Weeks and Thirty-Six Weeks Ended
                    September 6, 1996 and September 8, 1995                   3

                  Condensed Consolidated Balance Sheets -
                    As of September 6, 1996 and December 29, 1995             4

                  Condensed Consolidated Statements of Cash Flows -
                    For the Thirty-Six Weeks Ended September 6, 1996 and
                    September 8, 1995                                         5

                  Condensed Consolidated Statement of Shareholders'
                    Deficit - For the Thirty-Six Weeks Ended
                    September 6, 1996                                         6

                  Notes to Condensed Consolidated Financial Statements      7-8

                  Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                     9-15

PART II.          OTHER INFORMATION AND SIGNATURE:

                  Legal Proceedings                                          16

                  Changes in Securities                                      16

                  Defaults Upon Senior Securities                            16

                  Submission of Matters to a Vote of Security Holders        16

                  Other Information                                       17-18

                  Exhibits and Reports on Form 8-K                           19

                  Signature                                                  20

                  Computation of Earnings Per Common Share                   21

                  News Release Dated September 26, 1996                   22-24

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                             TWELVE WEEKS ENDED                THIRTY-SIX WEEKS ENDED
                                                       --------------------------------    --------------------------------
                                                        SEPTEMBER 6,     SEPTEMBER 8,       SEPTEMBER 6,     SEPTEMBER 8,
                                                            1996             1995               1996             1995
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

REVENUES                                                      $335.1          $311.0              $885.2          $803.0
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                              101.0            95.8               267.8           247.3
    Payroll and benefits                                        90.0            83.2               258.5           234.6
    Rent                                                        51.8            48.0               145.1           128.7
    Royalties                                                    6.8             5.4                16.8            13.8
    Depreciation and amortization                               12.8            14.0                36.3            39.5
    Other                                                       27.2            24.5                76.0            71.5
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

       Total operating costs and expenses                      289.6           270.9               800.5           735.4
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

OPERATING PROFIT BEFORE CORPORATE
    EXPENSES AND INTEREST                                       45.5            40.1                84.7            67.6

    Corporate expenses                                         (11.2)           (9.5)              (35.1)          (30.0)
    Interest expense                                            (9.2)           (9.3)              (27.7)          (28.2)
    Interest income                                              0.8             0.5                 1.2             0.6
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM                                      25.9            21.8                23.1            10.0
Provision for income taxes                                      10.9             8.1                 9.7             5.4
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

INCOME BEFORE
     EXTRAORDINARY ITEM                                         15.0            13.7                13.4             4.6
Extraordinary item--loss on extinguishment of debt
    (net of related income tax benefit of $5.2                   ---             ---                 ---            (9.6)
million)
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------

NET INCOME (LOSS)                                             $ 15.0          $ 13.7              $ 13.4          $ (5.0)
------------------------------------------------------ ---------------- --------------- -- ---------------- ---------------


INCOME PER COMMON SHARE:
    Primary                                                   $ 0.42                              $ 0.38
    Fully-Diluted                                             $ 0.42                              $ 0.38

Weighted Average Common Shares Outstanding:
    Primary                                                     35.2                                35.0
    Fully-Diluted                                               35.3                                35.1


        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)


                                                                                 SEPTEMBER 6,        DECEMBER 29,
                                                                                     1996                1995
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  99.6             $  47.2
   Accounts receivable, net                                                              31.1                26.9
   Inventories                                                                           40.5                38.9
   Deferred income taxes                                                                 17.7                15.3
   Prepaid rent                                                                           6.2                 5.1
   Other current assets                                                                   2.5                 2.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 197.6               136.1

Property and equipment, net                                                             274.6               271.2
Intangible assets                                                                        24.3                24.4
Deferred income taxes                                                                    63.8                59.6
Other assets                                                                             19.5                22.6
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 579.8             $ 513.9
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                   $ 101.3             $  84.5
   Accrued payroll and benefits                                                          39.5                39.4
   Income taxes payable                                                                  17.0                 ---
   Accrued interest payable                                                              12.1                 4.7
   Current portion of long-term debt                                                      1.3                 1.2
   Other current liabilities                                                             54.0                48.9
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            225.2               178.7

Long-term debt                                                                          406.3               407.6
Other liabilities                                                                        54.0                50.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    685.5               637.0

Common stock, no par value,  100 million shares  authorized,  33,227,433  shares issued and outstanding as of September 6, 1996 and
   31,927,474 shares issued and outstanding as of December 29, 1995                       ---                 ---
Contributed deficit                                                                    (119.1)             (123.1)
Retained earnings                                                                        13.4                 ---
----------------------------------------------------------------------------- ----------------- -- ----------------

   Total shareholders' deficit                                                         (105.7)             (123.1)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholders' deficit                                        $ 579.8             $ 513.9
------------------------------------------------------------------------------ ----------------- -- ----------------


       See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)


                                                                                      THIRTY-SIX WEEKS ENDED
                                                                               --------------------------------------
                                                                                SEPTEMBER 6,         SEPTEMBER 8,
                                                                                    1996                 1995
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                                   $ 13.4               $ (5.0)
   Extraordinary loss, net of taxes                                                       ---                  9.6
------------------------------------------------------------------------------ ----------------- -- -----------------
   Income  before extraordinary item                                                     13.4                  4.6

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       38.1                 42.0
     Income taxes                                                                        (4.1)                (5.8)
     Other                                                                                3.3                  0.8
     Working capital changes:
       (Increase) decrease in accounts receivable                                        (3.6)                 6.0
       Increase in inventories                                                           (2.9)                (2.5)
       Increase in other current assets                                                  (3.3)                (0.2)
       Increase in accounts payable and accruals                                         44.7                  2.6
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by operations                                                           85.6                 47.5

INVESTING ACTIVITIES
   Capital expenditures                                                                 (42.6)               (37.9)
   Acquisitions                                                                           ---                 (2.9)
   Net proceeds from the sale of assets                                                   3.9                  2.2
   Other, net                                                                             5.7                  6.9
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (33.0)               (31.7)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (1.0)              (392.4)
   Issuance of long-term debt                                                             ---                390.2
   Dividends paid                                                                         ---                (13.0)
   Proceeds from stock issuances                                                          0.6                  ---
   Foreign exchange translation adjustments                                               0.2                  ---
   Transfers (to) from Host Marriott Corporation, net                                     ---                 12.3
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (0.2)                (2.9)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         52.4                 12.9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           47.2                 27.7
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 99.6               $ 40.6
------------------------------------------------------------------------------ ----------------- -- -----------------


       See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1996
(IN MILLIONS)


                                                  COMMON         CONTRIBUTED        RETAINED
                                                 STOCK            DEFICIT          EARNINGS           TOTAL
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, December 29, 1995                         $    ---          $(123.1)         $    ---           $(123.1)
   Common stock issued for employee
     stock plans and HMC warrants                       ---              1.3               ---               1.3
   Foreign exchange translation
     adjustments and other                              ---              2.7               ---               2.7
   Net income                                           ---              ---              13.4              13.4
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, SEPTEMBER 6, 1996                         $    ---          $(119.1)          $  13.4           $(105.7)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 6, 1996 and December 29, 1995 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

     A supplemental pro forma statement of operations for the twelve weeks and thirty-six weeks ended September 8, 1995, is included in Part II herein, as if the spin-off of the Company from Host Marriott Corporation and the transactions related to the spin-off occurred at the beginning of 1995. The preparation of the pro forma consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods.
     Actual results could differ from those estimates.

2. Primary and fully-diluted income per common share for the twelve weeks and thirty-six weeks ended September 6, 1996 were computed by dividing net income by the weighted average number of outstanding common shares adjusted for common equivalent shares. Per share data are not presented for the twelve weeks and thirty-six weeks ended September 8, 1995 because the Company was not a publicly held company during those periods. Pro forma per share data for the twelve weeks and thirty-six weeks ended September 8, 1995 is included in Part II herein.

3. Restricted shares are issued to officers and key executives and are distributed over the award period in annual installments based on continued employment and the attainment of certain performance criteria. All current restricted share awards expire at the end of fiscal year 1998. Compensation expense is recognized over the award period and consists of time and performance based parts. The time based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria. During the first twelve weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott Corporation stock elected to convert those restricted shares into restricted shares of the Company's stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive . The restricted shares awarded in connection with the conversion incentive will vest over the original award period in a manner identical to those restricted shares originally awarded. The Company also awarded 445,362 of new restricted shares to officers and key executives of the Company in the first quarter of 1996.

4. The Company is required to adopt SFAS No. 123, "Accounting for Stock-Based Compensation," no later than its fiscal year ending January 3, 1997. Management expects to adopt SFAS No. 123 utilizing the method which provides for disclosure of the impact of stock-based compensation grants.

5. In October 1995, management approved a plan to involuntarily terminate certain employees as part of a restructuring. The plan is expected to result in the termination of approximately 300 employees, primarily representing operations personnel in management, accounting and human resources positions. Termination benefits accrued and charged to expense during the fourth quarter of 1995 amounted to $11.6 million. Actual termination benefits paid and charged against the liability as of September 6, 1996 were $3.6 million. The number of employees actually terminated as of September 6, 1996 was 122.

     Also as part of the restructuring, the Company committed to a plan to exit certain activities that will result in costs, other than employee termination costs, that have no future economic benefit to the Company. The Company has plans to close ten retail concessions stores that are included in the sports and entertainment business line and as of September 6, 1996, three of the ten stores have been closed. Lease cancellation penalty fees and related costs accrued and charged to expense during the fourth quarter of 1995 amounted to $2.9 million. Actual penalty fees or related costs paid and charged against the liability as of September 6, 1996 were $314 thousand.

6. Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

7. In March 1993, Host Marriott settled a class action lawsuit involving certain bondholders by issuing to the bondholders warrants to purchase up to 7.7 million shares of Host Marriott common stock. As a result of the Distribution, such warrants are exercisable for one share of Host Marriott's common stock and one fifth of one share of the Company's common stock at the exercise price of (i) $8.00, if exercised before October 8, 1996, or (ii) $10.00, if exercised after October 8, 1996, but before the expiration date of the warrants of October 8, 1998. The Company has reserved 1.4 million shares of common stock for issuance in connection with the warrants outstanding as of December 29, 1995. Additionally, the Company will receive approximately 11 percent of the exercise price for each warrant exercised, which is based on the relative market values of the Company's common stock and Host Marriott's common stock immediately following the Distribution Date. Fractional shares resulting from exercised warrants will be aggregated and sold in the public market and the aggregate net cash proceeds will be distributed ratably.

     As of September 6, 1996, common shares of the Company issued and outstanding resulting from the exercise of warrants was 110,425. Proceeds received from the issuance of these common shares were $471 thousand. From the period subsequent to September 6, 1996 through October 8, 1996, an additional 1,258,710 common shares of the Company were issued and are outstanding as a result of further exercised warrants. Proceeds received from the issuance of these common shares were $5.4 million. As of October 9, 1996, common shares of the Company remaining to be issued in connection with the warrants were 69,050.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended September 6, 1996 increased by $24.1 million, or 7.7%, to $335.1 million compared with revenues of $311.0 million in the third quarter of 1995. Revenues for the thirty-six weeks ("three quarters") ended September 6, 1996 totaled $885.2 million, an increase of $82.2 million, or 10.2%, from $803.0 million during the same period in 1995.

AIRPORTS
The Company's revenue growth during the third quarter of 1996 was driven by strong performance in the airport concessions business line. Airport concession revenues were up $27.3 million, or 13.7%, to $227.1 million for the third quarter of 1996 compared with $199.8 million for the same period in 1995. Domestic airport concession revenues increased by $21.0 million, or 11.0%, to $212.2 million for the third quarter of 1996 compared to $191.2 million for the same period in 1995. International airport revenues were $14.9 million for the third quarter of 1996, up substantially from the $8.6 million for the third quarter of last year. Revenue growth at comparable airport locations grew an impressive 13.8% in the third quarter of 1996. During the third quarter of 1996, the positive effects of new noncomparable contracts, primarily Atlanta's Hartsfield International Airport and Amsterdam Airport Schiphol in the Netherlands, were offset by the negative impact of one noncomparable contract with a reduced scope of operation and another noncomparable contract undergoing significant construction of new facilities. Strong comparable revenue growth in the third quarter can be attributed to an estimated 8.7% growth in passenger enplanements and an estimated 4.7% growth in revenue per enplaned passenger ("RPE") at airports in which the Company operates. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast released in March of 1996, which projected annual passenger enplanement growth of 4.5% through the year 2000. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives.

Growth in revenues for the first three quarters of 1996 was also due to strong performance in the airport concessions business line with airport revenues totaling $630.1 million during the period, an increase of $88.5 million, or 16.3%, from the same period in 1995. Domestic airport concessions revenues increased by $61.8 million, or 11.7%, to $589.8 million for the first three quarters of 1996 compared with $528.0 million for the first three quarters of 1995. International airport revenues totaled $40.3 million and $13.6 million year-to-date 1996 and 1995, respectively. Excluding the effects of the previously mentioned new noncomparable contracts in Atlanta and Amsterdam, the noncomparable contract with a reduced scope of operation and the noncomparable contract undergoing significant construction of new facilities, revenues at comparable airport locations grew by 14.2% for the first three quarters of 1996. Increased revenues during the first three quarters of 1996 reflect an estimated 7.5% growth in passenger enplanements and an estimated 6.2% growth in RPE. The severe winter weather throughout the United States caused flight delays during the first quarter of 1996 which resulted in longer visit times in the airport for air travelers and translated into increased revenues from the Company's airport food, beverage and retail concessions. Moderate price increases implemented across all of the Company's business lines during the first three quarters of 1996 also contributed to increased revenues.

TRAVEL PLAZAS
Travel plaza concession revenues for the third quarter of 1996 were $97.1 million, a decrease of $1.7 million compared to the same quarter a year ago. Excluding revenues relating to a low margin gas contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, the travel plaza business line achieved 1.6% growth for the third quarter of 1996. This growth was the result of minimal increases in tollroad traffic and moderate price increases.

Travel plaza concession revenues for the first three quarters of 1996 and 1995 totaled $220.4 million and $223.3 million, respectively, a decrease of $2.9 million. Excluding the revenues related to the aforementioned tollroad contracts exited during the fourth quarter of 1995, the travel plaza business line achieved 2.3% growth for the first three quarters of 1996. Growth in travel plaza concessions revenues on a year-to-date basis was constrained by a decline in tollroad traffic volumes in the first quarter of 1996 due to harsh winter weather.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



SPORTS AND ENTERTAINMENT
Sports and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at stadiums, arenas, and other tourist attractions, decreased by $1.5 million, to $10.9 million for the third quarter of 1996, from $12.4 million for the same period in 1995. Sports and entertainment concession revenues totaled $34.7 million and $38.1 million for the first three quarters of 1996 and 1995, respectively, a decrease of $3.4 million, or 8.9%. These decreases were a result of the Company's exit from three hotel and casino gift shops, one during the fourth quarter of 1995 and two during the first quarter of 1996.

SHOPPING MALLS
During the first quarter of 1996, the Company announced a contract to operate the food and beverage outlets at the Ontario Mills Outlet Mall in Southern California with operations anticipated to begin in late November, 1996. The Company announced in the second quarter of 1996 a definitive agreement on a second mall project with The Mills Corporation to operate the food and beverage locations at the Grapevine Mills Outlet Mall outside of Dallas, Texas. The mall is expected to open in the Fall of 1997, and the Company's operations will be similar in size and scope to the Ontario Mills Outlet Mall project.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $289.6 million for the third quarter of 1996, or 86.4% of total revenues, compared with $270.9 million for the third quarter of 1995, or 87.1% of total revenues. Operating costs and expenses totaled $800.5 million for the first three quarters of 1996, or 90.4% of total revenues, compared with $735.4 million, or 91.6% of total revenues, for the same period in 1995. The improved operating profit margins quarter-to-quarter and year-to-date of 0.7% and 1.2%, respectively, reflect operating leverage benefits derived from revenue growth and reduced costs resulting from the implementation of several operating initiatives.

Cost of sales for the third quarter of 1996 was $101.0 million, an increase of $5.2 million, or 5.4%, over the third quarter of last year. Cost of sales as a percentage of total revenues decreased 70 basis points during the third quarter of 1996, most notably due to various cost controlling initiatives implemented during the year. These initiatives include the renegotiation of all distributor agreements for books and magazines in the Company's airports and travel plazas to improve service, in-stock availability and cost margins as well as the assignment of a brand expert ("Brand Manager") to the Company's largest selling branded concept. The Brand Manager's function is to promote operational excellence and create operating efficiencies across all locations of a particular brand. Also contributing to the improved cost of sales margin was the closure of a low margin gas contract on one tollroad during the fourth quarter of 1995. Cost of sales for the first three quarters of 1996 increased $20.5 million, or 8.3%, from $247.3 million in 1995 to $267.8 million in 1996. Cost of sales as a percentage of total revenues decreased 50 basis points for the first three quarters of 1996 due to the aforementioned cost controlling initiatives and the closure of the low margin gas contract in 1995.

Payroll and benefits totaled $90.0 million during the third quarter of 1996, an 8.2%, or $6.8 million, increase over the third quarter of 1995. Payroll and benefits as a percentage of total revenues for the third quarter of 1996 increased slightly to 26.9% from the 26.8% reported for the same period in 1995. Payroll and benefits totaled $258.5 million for the first three quarters of 1996, an increase of $23.9 million, or 10.2%, when compared with the same period in 1995. Payroll and benefits as a percent of revenues remained flat at 29.2% for the first three quarters of 1996 and 1995.

Rent expense totaled $51.8 million for the third quarter of 1996, an increase of $3.8 million, or 7.9%, over the third quarter of 1995. Rent expense for the first three quarters of 1996 increased $16.4 million, or 12.7%, to $145.1 million from $128.7 million for the same period in 1995. The majority of increased rent expense is attributable to increased revenues on contracts with rentals determined as a percentage of revenues. The remaining increase is attributable to equipment rentals, which are related to a new point of sale and back office computer system that the Company is rolling out to each of its operating units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



Royalties expense for the third quarter of 1996 increased by 25.9% to $6.8 million from $5.4 million for the third quarter of last year. As a percentage of total revenues, royalties expense increased to 2.0% for the third quarter of 1996 compared to 1.7% for the third quarter of 1995. Royalties expense totaled $16.8 million and $13.8 million for the first three quarters of 1996 and 1995, respectively, an increase of $3.0 million, or 21.7%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's venues have grown at a compound annual growth rate of 11.5% over the last five years. No single branded concept accounts for more than 10% of total revenues. Branded revenues increased 14.6% and 14.8% for the third quarter and first three quarters of 1996, respectively, when compared with the same periods in 1995, the majority of which related to branded sales at airports.

Branded revenues in airports have increased 36.3% when comparing the first three quarters of 1996 to the same period in 1995 through the introduction of branded concepts in the Company's airports with large new developments in Dulles International Airport just outside of Washington, D.C., San Diego International Airport and Atlanta's Hartsfield International Airport. Airport branded product sales in the third quarter increased to $53.6 million, or 23.6% of total airport revenues, compared with $38.3 million, or 19.2% of total airport revenues, in the third quarter of 1995. Branded product sales at airports increased to $143.4 million, or 22.8% of total airport revenues, for the first three quarters of 1996, compared with $105.2 million, or 19.5% of total airport revenues, for the same period in 1995.

Depreciation and amortization expense included in operating costs and expenses for the third quarter of 1996 was $12.8 million, down 8.6% compared to $14.0 million for the third quarter of 1995. Depreciation and amortization decreased $3.2 million when comparing year-to-date 1996 and 1995, primarily reflecting the impact of the Company's adoption of SFAS No. 121 during the fourth quarter of 1995.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $27.2 million for the third quarter of 1996, a $2.7 million, or 11.0%, increase over the $24.5 million total for the third quarter of 1995. Other operating expenses totaled $76.0 million for the first three quarters of 1996, an increase of $4.5 million, or 6.3%, when compared with the same period in 1995. As a percentage of total revenues, other operating expenses increased 20 basis points for the third quarter of 1996 and decreased 30 basis points for the first three quarters of 1996, respectively, when compared with the same periods in 1995.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit before corporate expenses and interest increased to $45.5 million, or 13.6% of revenues, for the third quarter of 1996, from $40.1 million, or 12.9% of revenues, for the third quarter of 1995. The substantial improvement in the cost of sales margin and the lower depreciation resulting from the adoption of SFAS No. 121 in 1995 were the primary factors that caused the increase in the overall operating profit margin. Operating profits for airports and travel plazas were $27.9 million and $16.3 million, respectively, for the third quarter of 1996 as compared with $22.6 million and $16.0 million, respectively, for the third quarter of 1995. Operating profits for sports and entertainment totaled $1.3 million and $1.5 million for the third quarter of 1996 and 1995, respectively. Operating profit margins increased for the airport and travel plazas business lines during the third quarter of 1996, while the operating profit margin for the sports and entertainment business line declined slightly. Airport operating profit margins equaled 12.3% for the third quarter of 1996 compared with 11.3% for the third quarter of 1995. The travel plazas operating profit margins equaled 16.8% and 16.2% for the third quarter of 1996 and 1995, respectively. The sports and entertainment operating profit margin declined slightly to 11.9% for the third quarter of 1996 from 12.1% for the same period of 1995.

Operating profit for the first three quarters of 1996 totaled $84.7 million, or 9.6% of revenues, an increase of $17.1 million, or 25.3%, from $67.6 million, or 8.4% of revenues, for the same period in 1995. Operating profits for airports and travel plazas year-to-date 1996 were $63.2 million and $18.1 million, respectively, as compared with $49.5 million and $17.4 million for the same period in 1995. Operating profit for sports and entertainment for the first three quarters of 1996 and 1995 totaled $3.4 million and $0.7 million, respectively. Operating profit margins improved for all business lines when comparing the first three quarters of 1996 with the same period in 1995. Airport operating profit margins

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED



equaled 10.0% for the first three quarters of 1996 compared with 9.1% for the first three quarters of 1995. The travel plazas operating profit margins equaled 8.2% and 7.8% for the first three quarters of 1996 and 1995, respectively. The sports and entertainment operating profit margins increased to 9.8% for the first three quarters of 1996 from 1.8% for the same period of 1995.

CORPORATE EXPENSES. Corporate expenses were $11.2 million for the third quarter of 1996, an increase of $1.7 million, or 17.9%, over the $9.5 million for the third quarter of 1995. On a year-to-date basis, corporate expenses totaled $35.1 million and $30.0 million for 1996 and 1995, respectively. The level of corporate expenses incurred during the third quarter and first three quarters of 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, including additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

INTEREST EXPENSE. Interest expense was $9.2 million and $27.7 million for the third quarter and first three quarters of 1996, respectively, as compared with $9.3 million and $28.2 million for the same periods of 1995. These decreases are attributable to lower interest rates on the Company's debt as a result of the issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates on interest expense was partially offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

INTEREST INCOME. Interest income totaled $0.8 million and $1.2 million for the third quarter and first three quarters of 1996, respectively, compared with $0.5 million and $0.6 million for the same periods in 1995. The increases in interest income in 1996 were primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing
consolidation   accounts  as  well  as  having  increased  cash  available  from operations.

INCOME TAXES. The provision for income taxes for the third quarter of 1996 and 1995 was $10.9 million and $8.1 million, respectively. Income tax provisions totaled $9.7 million and $5.4 million for the first three quarters of 1996 and 1995, respectively.

EXTRAORDINARY ITEM. During the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after related income tax benefit of $5.2 million) in connection with the redemption and defeasance of the Host Marriott Hospitality, Inc. Senior Notes. This loss primarily represented premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs on the Hospitality Notes.

NET INCOME (LOSS) AND INCOME (LOSS) PER COMMON SHARE. The Company's net income for the third quarter of 1996 was $15.0 million, or $0.42 per common share, compared with $13.7 million for the third quarter of 1995. Net income for the first three quarters of 1996 totaled $13.4 million, or $0.38 per common share, compared with a net loss of $5.0 million for the same period in 1995. Per share data is not presented for the third quarter or first three quarters of 1995 because the Company was not publicly held during those periods.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding for the third quarter of 1996 used to calculate primary and fully-diluted earnings per common share was 35.2 million and 35.3 million, respectively. Included in the primary and fully-diluted number of shares for the quarter were 2.0 million and 2.1 million of common equivalent shares, respectively. The weighted average number of common shares outstanding for the first three quarters of 1996 used to calculate primary and fully-diluted earnings per common share equaled 35.0 million and 35.1 million, respectively. Included in the primary and fully-diluted number of shares for the first three quarters of 1996 were 2.0 million and 2.1 million of common equivalent shares, respectively. Common shares outstanding increased from 31.9 million as of December 29, 1995 to 33.2 million as of September 6, 1996 primarily reflecting the issuance of 1.2 million shares of restricted stock as a result of the Company's executive officers converting their Host Marriott Corporation restricted share awards to 681,710 shares of the Company's restricted stock

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


and the Company's awarding of an additional 445,362 shares of restricted stock to certain key executives during the first quarter of 1996. Restricted stock from these awards vest over a period from 1996 to 1998 based on both time and performance requirements. The conversion of Host Marriott Corporation restricted shares to the Company's restricted shares and the new awards were designed to align the interests of management with the interests of shareholders.


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of existing cash balances, operating cash flow and debt and equity financing. The Company believes that cash flow generated from ongoing operations, current cash balances and funds available from existing credit facilities are more than adequate to finance ongoing capital expenditures, as well as, meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

The Senior Notes mature in 2005 and are secured by a pledge of stock, and fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries (the "Guarantors") of Host International, Inc. ("Host International"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors' to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

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

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International within 18 months after the closing date of the Facilities on December 20, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of September 6, 1996, and throughout the twelve and thirty-six weeks ended September 6, 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $50.7 million for the first three quarters of 1996 as compared with $41.6 million for the same

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


period in 1995. Operating cash flow remained strong during the third quarter which has historically been the Company's strongest seasonal quarter. At September 6, 1996, cash and cash equivalents reached a seasonally high level of $99.6 million. The increase in cash and cash equivalents was anticipated as of the end of the third quarter of 1996. During the fourth quarter of 1996, the Company will fund a $19.0 million interest payment and is expected to fund approximately $20.0 million in capital expenditures.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first three quarters of 1996 and 1995, totaled $42.6 million and $37.9 million, respectively. For the entire fiscal year of 1996, the Company expects to make capital expenditure investments of approximately $49.0 million in its core domestic airport and travel plaza business lines and approximately $16.6 million in growth markets and for a new financial system. The Company expects to fund these 1996 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first three quarters of 1996 was $0.2 million, compared with $2.9 million for the same period in 1995.

At September 6, 1996, the Company's working capital resulted in its current liabilities exceeding its current assets by $27.6 million. As a cash driven business, the Company benefits from maintaining negative working capital. The working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $3.5 million, or 7.8%, to $48.1 million in the third quarter of 1996. EBITDA totaled $88.8 million and $80.7 million for the first three quarters of 1996 and 1995, respectively, an increase of $8.1 million, or 10.0%. The quarter-to-quarter and year-to-date comparisons reflect the impact of improved operating results in 1996. The Company believes that EBITDA is a meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements and fund capital investments. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of EBITDA to net income (loss):

                                                   TWELVE WEEKS ENDED                  THIRTY-SIX WEEKS ENDED
                                            ----------------------------------     --------------------------------
                                              SEPTEMBER 6,     SEPTEMBER 8,         SEPTEMBER 6,    SEPTEMBER 8,
(IN MILLIONS)                                     1996             1995                 1996            1995
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

EBITDA                                              $ 48.1           $ 44.6              $ 88.8           $ 80.7
Interest expense                                      (9.0)            (9.1)              (26.9)           (27.8)
Provision for income taxes                           (10.9)            (8.1)               (9.7)            (5.4)
Extraordinary item, net of taxes                       ---              ---                 ---             (9.6)
Depreciation and amortization                        (13.3)           (13.9)              (38.1)           (42.0)
Other non-cash items                                   0.1              0.2                (0.7)            (0.9)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

NET INCOME (LOSS)                                   $ 15.0           $ 13.7              $ 13.4           $ (5.0)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------


During the third quarter of 1996, the Company announced an oddlot selling/purchasing program that was intended to offer holders of less than 100 shares of Company stock the option of selling their oddlot holdings or increasing their

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
     FINANCIAL CONDITION, CONTINUED


holdings to a lot of 100 shares, with a minimal cost paid by the holder. While benefiting small shareholders, this program is also intended to reduce the Company's overall number of shareholders which would result in a reduction of corporate communication costs. This program is being administered by a third party. Any difference in oddlot shares being sold or purchased under the program will be met on the open market and thus will not result in any new common shares being issued and will not require the use of any of the Company's cash.


IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down substantially all of the long-lived assets (primarily leasehold improvements and equipment) of 15 individual operating units in the fourth quarter of 1995. Approximately 72% of the total write-down of $46.8 million taken in the fourth quarter of 1995 related to two operating units (one tollroad unit and one airport unit). The total cash flow deficit from the 15 operating units is projected to be approximately $40.3 million during the remaining terms of the lease agreements, of which $27.9 million relates to the two operating units referred to above.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $81.5 million as of September 6, 1996, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at September 6, 1996. Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these temporary deferred deductions. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
                                        16

ITEM 5.  OTHER INFORMATION

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) (1) (In millions, except per share amounts)

                                                TWELVE WEEKS ENDED (1) (2)              THIRTY-SIX WEEKS ENDED (1) (2)
                                          ---------------------------------------    --------------------------------------
                                                           PRO                                       PRO
                                                          FORMA      HISTORICAL                     FORMA      HISTORICAL
                                            SEPT. 6,    SEPT. 8,     SEPT. 8,         SEPT. 6,    SEPT. 8,     SEPT. 8,
                                             1996          1995         1995            1996         1995         1995
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

REVENUES                                      $335.1       $310.2       $311.0          $885.2       $800.1       $803.0
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING COSTS AND EXPENSES
   Cost of sales                               101.0         95.8         95.8           267.8        247.3        247.3
   Payroll and benefits                         90.0         83.1         83.2           258.5        234.2        234.6
   Rent                                         51.8         47.9         48.0           145.1        128.5        128.7
   Royalties                                     6.8          5.4          5.4            16.8         13.8         13.8
   Depreciation and amortization                12.8         13.9         14.0            36.3         39.3         39.5
   Other                                        27.2         24.5         24.5            76.0         67.7         71.5
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

    TOTAL OPERATING COSTS AND EXPENSES         289.6        270.6        270.9           800.5        730.8        735.4
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

OPERATING PROFIT BEFORE CORPORATE
   EXPENSES AND INTEREST                        45.5         39.6         40.1            84.7         69.3         67.6
    Corporate expenses                         (11.2)       (11.5)        (9.5)          (35.1)       (33.5)       (30.0)
    Interest expense                            (9.2)        (9.1)        (9.3)          (27.7)       (26.8)       (28.2)
    Interest income                              0.8          0.5          0.5             1.2          0.6          0.6
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                       25.9         19.5         21.8            23.1          9.6         10.0
Provision (benefit) for income taxes            10.9          7.3          8.1             9.7          5.3          5.4
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME BEFORE
   EXTRAORDINARY ITEM                           15.0         12.2         13.7            13.4          4.3          4.6
Extraordinary item--loss on
   extinguishment of debt (net of
related
   income tax benefit of $5.2 million)           ---          ---          ---             ---          ---         (9.6)
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

NET INCOME (LOSS)                             $ 15.0       $ 12.2       $ 13.7          $ 13.4       $  4.3       $ (5.0)
----------------------------------------- ------------- ------------ ------------ -- ------------ ------------ ------------

INCOME PER COMMON SHARE (3)
    Primary                                   $ 0.42       $ 0.36                       $ 0.38       $ 0.13
    Fully-Diluted                             $ 0.42       $ 0.36                       $ 0.38       $ 0.13

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (4)
    Primary                                     35.2         34.0                         35.0         33.6
 Fully-Diluted                                  35.3         34.2                         35.1         33.9

(1) Pro forma data for the third quarter and first three quarters of 1995 reflect (i) the elimination of the revenues and operating costs of three full-service hotels transferred to Host Marriott Corporation in connection with the December 29, 1995, spin-off of the Company, (ii) the elimination of the revenues, operating costs, and interest expense on capital leases related to certain former restaurant operations transferred to Host Marriott Corporation, (iii) recording of management fee income for Host Marriott Corporation's retained restaurant operations, (iv) adjustment to reduce interest expense to reflect the decrease in interest rates as a result of the issuance of the Senior Notes and to reflect additional interest expense on certain incremental debt, (v) increase in general and administrative costs to operate the Company on a stand-alone basis, and (vi) the income tax impact of pro forma adjustments at statutory rates.
(2) Pro forma presentation reflects results as if the spin-off of the Company from Host Marriott Corporation and the related transactions had occurred at the beginning of 1995. Comparisons on a pro forma basis are better indicators of relative performance between periods because historical results do not reflect the spin-off until the distribution date of December 29, 1995.
(3) Historical loss per common share is not presented for the third quarter or first three quarters of 1995 because the Company was not publicly held during those periods.
(4) The number of shares used to compute pro forma loss per share is based on Host Marriott Corporation's weighted average number of outstanding common shares adjusted for the one-for-five (i.e. one share of Company stock for every five shares of Host Marriott Corporation) distribution ratio used at the spin-off.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Earnings Per Common Share
         20       News Release dated September 26, 1996
         27       Financial Data Schedule (EDGAR Filing Only)

(b)  Reports on Form 8-K:

     None.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HOST MARRIOTT SERVICES CORPORATION



         OCTOBER 18, 1996                         /S/  BRIAN W. BETHERS
--------------------------------        ---------------------------------------
              Date                                   Brian W. Bethers
                                              Senior  Vice   President  and
                                                Chief   Financial Officer