Form 10-K
period 1997-01-03
HOST MARRIOTT SERVICES CORP
filed 1997-04-02
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED JANUARY 3, 1997

                                   OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NO. 1-14040

                     HOST MARRIOTT SERVICES CORPORATION

               DELAWARE                             52-1938672
   ---------------------------------   ---------------------------------------
    (State or Other Jurisdiction       (I.R.S. Employer Identification Number)
   of Incorporation or Organization)

                           6600 ROCKLEDGE DRIVE
                         BETHESDA, MARYLAND 20817
                              (301) 380-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

     TITLE OF EACH CLASS          NAME OF EACH  EXCHANGE  ON WHICH  REGISTERED
  ------------------------------  --------------------------------------------
  Common Stock, no par value               Chicago Stock  Exchange
  (34,445,197 shares outstanding           New York Stock Exchange
  as of January 3, 1997)                   Pacific Stock Exchange
                                           Philadelphia Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The   aggregate   market  value  of  shares  of  common  stock  held  by
non-affiliates as of March 10, 1997, was $337,641,281.


                    DOCUMENT INCORPORATED BY REFERENCE
             Notice of 1997 Annual Meeting and Proxy Statement

                                 PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

       Host Marriott Services Corporation (the "Company") is the leading operator of food, beverage and merchandise concessions at airports, on tollroads, and at other travel and entertainment venues, with facilities at nearly every major commercial airport and tollroad in the United States. The Company operates restaurants, gift shops and related facilities at 72 airports, at 92 travel plazas on 13 tollroads, and at 20 other venues (including shopping malls, tourist attractions, stadiums and arenas). The Company's concessions facilities provide air and tollroad travelers with convenient access to food service and retail merchandise in locations where such travelers have limited options. The Company has grown through successfully winning new and retaining existing concessions contracts, introducing branded food, beverage and retailing concepts at both its airport and travel plaza locations and acquiring complementary businesses. The Company has a successful history of renewing contracts upon expiration and has detailed development strategies in place to maximize revenues and cash flows. The Company operates primarily in the United States through two wholly owned subsidiaries: Host International, Inc. ("Host International," formerly Host Marriott Travel Plazas, Inc.) and Host Marriott Tollroads, Inc. ("Host Marriott Tollroads"). The Company also has international airport concessions operations in The Netherlands, New Zealand, Australia and Canada.

       The Company has been a pioneer in providing airport travelers with well-known branded concessions such as Burger King, Pizza Hut, Cheers, T.G.I. Friday's, California Pizza Kitchen, Chili's, Cinnabon, Starbucks Coffee, Taco Bell, Sbarro, Dunkin Donuts, TCBY (The Country's Best Yogurt), Mrs. Fields, Nathan's Famous, Tie Rack, The Body Shop and specialty microbreweries. These branded concepts typically perform better than non-branded concepts due to brand advertising, customer familiarity with product offerings and the perception of superior value and consistency.

        All of the Company's airport concessions are operated under contracts with airport authorities with original terms typically ranging from 5 to 15 years. Contracts are generally awarded through a competitive process, but lease extensions are often negotiated before contracts expire. The weighted average life remaining on the Company's airport contracts is approximately seven years. The portfolio of airport contracts is geographically diversified and no single airport contract constitutes a material portion of the Company's total revenues. The concentration of revenues from the Company's ten largest airport contracts increased to 37.8% of total airport revenues from 33.4% of total airport revenues in 1995. The Company's airport concession revenues in 1996, 1995 and 1994 were approximately 71.4%, 68.7% and 66.2% of the Company's total revenues, respectively.

       The U.S. airport concession industry is estimated by the Company to be a $1.65 billion market, with food and beverage estimated to be $1.0 billion and merchandise, excluding duty-free, to be $650 million in annual sales. Management of the Company believes that the U.S. airport concession industry will continue to grow as a result of the proliferation of "no-frills," low-fare airlines, and strong demand for air travel generally. Industry experts predict that the number of airline passengers will grow at a 4.1% compound average rate through the year 2008. In addition, to sustain low-fare positioning, and improve financial performance, many airlines have reduced their costs by eliminating or reducing inflight services. Airport concessionaires will have an increased opportunity to feed passengers whose needs are not met in the air as a result of the reduction in traditional inflight catering services.

       The European airport concession industry is estimated by the Company to be a $900 million market. The Company currently holds approximately 5% of this market. The Company has identified contract opportunities in the European market over the next two years with annual revenues of approximately $90 million. The Company is establishing a development office in Europe to evaluate and pursue these and other opportunities, including joint ventures and acquisition opportunities.

       The Company is the leading operator of travel plazas, operating 92 travel plazas on 13 tollroads. The Company's travel plazas are located in Florida, and in the mid-Atlantic, midwestern and northeastern states. By offering high quality branded concepts in a clean, safe environment, the Company's travel plaza concessions are designed to appeal to travelers who desire high-quality meals without exiting the tollroad. Unlike the Company's
                                   1
airport concessions, travel plaza concessions are dominated by branded concepts, which comprised almost 80% of travel plaza concessions revenues in 1996. The core business of most travel plazas is a mall-style food court offering branded restaurants, including Burger King, Roy Rogers, Bob's Big Boy, Sbarro, TCBY, Miami Subs Grill and Dunkin Donuts. The Company's travel plazas are operated under contracts with highway authorities which typically extend 10 to 15 years. The average life remaining on the Company's tollroad contracts is approximately eight years. Contracts are awarded through a competitive process, but lease extensions often can be negotiated before contracts expire. No single travel plaza contract constitutes a material portion of the Company's total revenues. The Company's travel plaza concession revenues in 1996, 1995 and 1994 were approximately 24.4%, 26.7%, and 27.1%, of the Company's total revenues, respectively.

       The travel plaza concessions industry is an estimated $500 million market, excluding gasoline sales. Total tollroad traffic in the United States is projected by the International Bridge, Tunnel and Turnpike Association to grow 1% to 2% annually. The combination of increased tollroad traffic and the Company's continued introduction of new branded food and beverage concepts, to replace older brands, are expected to increase revenues. Further, management's focus on operational excellence is expected to continue to enhance the operating performance of the Company's travel plaza business line.

       The Company also holds 20 contracts to operate food courts, restaurants, concession stands, gift shops and related facilities at shopping malls and sports and entertainment venues, which accounted for approximately 4.2%, 4.7% and 6.8% of total revenues in 1996, 1995 and 1994, respectively.

       The United States shopping mall food court market is about $2.5 billion and the mall industry is consolidating, reconcepting and renovating, which creates a significant opportunity for the Company. The Company believes that food court opportunities in large malls align well with the operating skills and experience of the management team. By providing mall developers with turnkey food courts with branded concepts, their leasing and property management activities are simplified. In addition, the Company believes that its operating leverage compared to the leverage of individual operators will provide developers with better returns and more reliable service.


BUSINESS STRATEGY

       The Company's strategic objective is to generate higher revenues and cash flows by increasing revenues per enplaning passenger ("RPE") at airport concession facilities, increasing sales per vehicle at travel plaza facilities, retaining existing contracts, gaining incremental business through winning new contracts in core markets and continuing to penetrate the profitable international airport concessions and shopping mall food court market segments. Specifically, key elements of the Company's business strategy include the following:

INCREASING MARKET PENETRATION

       The Company has increased RPE and sales per vehicle by introducing branded concepts at both its airport and travel plaza locations. Since their introduction in 1984, branded food and beverage products at the travel plazas have been a success, representing approximately 86.9% of travel plaza food and beverage sales in 1996 (80.0% of total travel plaza revenues), and their success reveals the considerable potential for revenue growth in the airport and shopping mall and entertainment business lines. Since the introduction of branded concepts at airports in 1989, branded food and beverage sales have increased sales per square foot. Branded sales represented only 37.0% and 18.6% of 1996 airport and shopping mall and entertainment food and beverage sales, respectively. The airport merchandise segment also has shown a high degree of growth in branded sales over the past three years as a result of the successful roll out at several locations of specialty retailing concepts such as The Body Shop, Tie Rack and Wilson's Leather.

       The Company continues to expand its international and regional branded concept portfolio, and it now has the most brands in the industry to select from when designing a concession plan for its airport, shopping mall and travel plaza contracts. This greater variety of concept and product offerings is attracting new consumers to the Company's facilities. The increased market penetration using branded concepts has resulted in increased revenues which have been partially offset by increased costs associated with operating branded concepts.

       The Company's success in increasing market penetration is affected by industry trends to award contracts to multiple operators and to increase participation by woman- and minority-owned businesses in airport concessions operations. The Company is committed to creating opportunities for woman- and minority-owned businesses and currently participates with such businesses in the substantial majority of its airport concessions contracts. While contract fracturing by airport authorities and increased participation by woman- and minority-owned businesses are expected in the future, the impact of these industry trends on future revenue growth in the airport business line is not expected to be significant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's revenues, operating profit and net income.

RETAINING EXISTING CONTRACTS

       The Company has maintained its market leadership position by providing outstanding service to its customers and maintaining high standards in maintenance and innovation at each of its concession facilities in airports, on tollroads and in shopping malls and entertainment venues. The Company's customer satisfaction rating improved by 10% in the airport food and beverage concessions business line during 1996, following a similar 10% improvement in 1995. The Company's strong relationships with airport and highway authorities and its successful concession operations have enabled the Company to retain the vast majority of its concession contracts. Since the beginning of 1994, the Company has retained 74.1% of the annualized revenues of existing contracts up for renewal. Over that same period, 21 new contracts were secured, with estimated annual revenues of $135.3 million, which exceeded lost and exited contract revenues by $19.8 million.

SECURING NEW CONTRACTS IN CORE MARKETS

       The Company's world class contract development teams are widely recognized as among the most experienced and innovative in the industry with a demonstrated track record of winning new contracts at attractive economic returns. Securing new contracts requires considerable management time and financial resources. These dedicated business development teams provide the Company with the expertise and depth to pursue multiple projects simultaneously. Of the 21 new contracts secured since 1994, 15 were airport contracts which represented approximately $104.3 million in annualized 1996 revenues.

EXPANDING PROFITABLY INTO NEW MARKETS AND VENUES

       The Company continues to enhance its strategy for expansion into the international airport concessions and shopping mall food court markets. The Company's capital resources, world-class contract development teams, extensive portfolio of internationally known brands and strong competitive position will provide for profitable expansion into these markets. The Company expects total annual revenues to reach $2.0 billion in five years, with 25% of the revenues coming from international airports and domestic food courts in shopping malls.

       During 1996, the Company's international expansion efforts added contracts at Cairns International Airport, Australia, and Montreal International Airport - Dorval in Canada. In 1997, the Company intends to focus heavily on the European airport concessions market. The Company is establishing a development office in Europe to evaluate and pursue these and other opportunities, including joint ventures and potential acquisitions.

     During the fourth quarter of 1996, the Company entered the shopping mall food court concessions business with the opening of a 1,000 seat food court at the Ontario Mills Mall in California. The Company announced in 1996 a definitive agreement on a second mall project at the Grapevine Mills Mall outside of Dallas, Texas. The mall is expected to open in the Fall of 1997, and the Company's food and beverage operations will be similar in size and scope to the Ontario Mills Mall project.


AIRPORT CONCESSIONS

       The Company is the leading operator of airport food, beverage, gift, news and merchandise concessions in the United States with 1996 and 1995 total revenues of $911.9 million and $798.3 million, respectively. Domestic concessions revenues comprised 93.8% and 96.0% of total airport revenues for 1996 and 1995, respectively. Since 1994, airport revenues have grown at a compound annual growth rate of 10.9%.

       The Company enters into long-term operating contracts with airport authorities with original terms typically ranging from 5 to 15 years. Contracts are generally awarded through a competitive process, but lease extensions are often negotiated before contracts expire. The weighted-average life remaining on the Company's airport contracts increased in 1996 to approximately seven years. Rents paid under the contracts averaged 16% of the Company's total airport revenues in 1996. Rent payments are typically determined as a percentage of sales subject to a minimum annual guarantee which may be stated as either a fixed dollar amount per year, a percentage of the prior year's rental obligation, or calculated on a per enplaning passenger basis. During 1996, rent payments for most of the Company's airport contracts exceeded the minimum annual guarantee.

       The Company's portfolio of airport contracts is highly diversified in the U.S. in terms of geographic location and airport terminal type and size. No single airport contract constitutes a material portion of the Company's total airport revenues. The concentration of revenues from the Company's 10 largest airport concessions contracts increased to 37.8% of total airport revenues in 1996 from 33.4% of total airport revenues in 1995.

       The Company is at the forefront of the industry in terms of introducing new concepts to attract an increasing number of customers and maintain its leadership position as an airport concessionaire. The Company offers a diverse selection of concession outlets in an effort to attract the maximum number of passengers.

       The airport facilities operated by the Company offer five major types of product lines which are described below.

NON-BRANDED FOOD AND BEVERAGE CONCESSIONS

       These concessions are operated under a generic name and serve both branded and non-branded food and beverages in a restaurant or cafeteria-style setting. The majority of the food sold in these facilities is prepared on the premises and includes fresh salads, hot dogs, hamburgers, sandwiches and desserts. While items such as Pizza Hut Personal Pan Pizza are sold through separate vending stands within these facilities, the majority of the sales are non-branded food and beverage sales. Non-branded food and beverage sales generated approximately 40.4% and 43.0% of total Company airport concession sales in 1996 and 1995, respectively. Sales of non-branded food and beverage products were up $25.2 million, or 7.3%, to $368.5 million when comparing fiscal years 1996 and 1995.

BRANDED FOOD AND BEVERAGE CONCESSIONS

       The Company has been a pioneer in providing airport travelers with well-known food and beverage branded concessions such as Burger King, Pizza Hut, Cheers, T.G.I. Friday's, California Pizza Kitchen, Chili's, Cinnabon, Starbucks Coffee and specialty microbreweries. These branded concepts typically perform better and produce higher RPE as compared to non-branded concepts. Brand advertising, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher RPE in branded facilities, which more than offset royalty payments required to operate the concepts. As a licensee of these brands, the Company pays royalty fees ranging from 4% to 10% of total sales.

       Branded concession facilities have proven to be a highly successful marketing concept. Branded revenues in airports have increased 35.6% when comparing fiscal years 1996 and 1995 through the introduction of branded concepts in the Company's airports. This increase can be attributed to large new branded concept developments at Dulles International Airport (just outside of Washington, D.C.), San Diego International Airport, Los Angeles International Airport, and Hartsfield Atlanta International Airport. Airport branded product sales at the Company's airports increased to $216.5 million, or 23.7% of total airport revenues, for fiscal year 1996, compared with $159.7 million, or 20.0% of total airport revenues, for fiscal year 1995.


ALCOHOLIC BEVERAGES

       The Company serves alcoholic and nonalcoholic drinks, together with selected food items, through lounges (generally operated under the Premium Stock name), restaurants, cafeterias, and specialty microbrewery pubs. These facilities are designed to provide a comfortable and convenient environment for passengers waiting for their flights. During 1996, the Company continued to introduce its increasingly popular microbrewery pubs which include Samuel Adams Brew House and Shipyard Brew Port. These bar and grill concepts bring local flavors to the Company's airport contracts and complement the Company's proprietary Premium Stock lounges. Alcoholic beverages generated approximately 17.7% and 18.0% of total Company airport concessions sales in 1996 and 1995, respectively. Alcoholic beverage sales at airports in which the Company operates were up $17.3 million, or 12.0%, in fiscal year 1996 when compared with fiscal year 1995.

MERCHANDISE OUTLETS

       The Company operates over 150 merchandise outlets at 20 U.S. and 2 international airports. These shops sell souvenirs, gifts, snack items, newspapers, magazines and other convenience items. The Company effectively utilizes a team of merchandise specialists who, based on extensive research, create exciting visual displays, bring in custom-designed merchandise that reflects the regional flavor and develop marketing programs which capture customer interest. In an effort to maximize RPE, the Company continues to introduce specialty retail concepts such as Tie Rack and The Body Shop. Merchandise outlets generated approximately 13.6% and 15.0% of total Company airport concession sales in 1996 and 1995, respectively. Merchandise sales increased by $4.7 million in fiscal year 1996 to $124.5 million when compared with fiscal year 1995.

DUTY-FREE SHOPS

       Duty-free shops sell items such as liquor, tobacco, perfume, leather goods, cosmetics and gifts on a tax- and duty-free basis to international travelers. The duty-free market is estimated to be a $1.2 billion U.S. industry. The Company's largest airport duty-free operations are located at Sea-Tac International Airport, Hartsfield Atlanta International Airport, Detroit Metro International Airport and Minneapolis/St. Paul International Airport. Duty-Free shops generated approximately 4.5% and 4.0% of total Company airport concession sales in 1996 and 1995, respectively. Duty free merchandise sales increased 16.1% during fiscal year 1996.

OPERATING LOCATIONS

       The Company operates facilities at the following airports:

       UNITED STATES: Anchorage, AK; Atlanta, GA; Austin, TX; Baltimore, MD; Billings, MT; Birmingham, AL; Boston, MA; Charleston, SC; Charlotte, NC; Chicago, IL (O'Hare); Cincinnati, OH; Cleveland, OH; Columbia, SC; Columbus, OH; Corpus Christi, TX; Dallas, TX (DFW); Dayton, OH; Des Moines, IA; Detroit, MI; Grand Rapids, MI; Greensboro, NC; Harlingen, TX; Hartford, CT; Honolulu, HI; Houston, TX; Indianapolis, IN; Jackson, MS; Jacksonville, FL; Kansas City, MO; Kauai, HI; Las Vegas, NV; Little Rock, AK; Los Angeles, CA (LAX); Louisville, KY; Lubbock, TX; Maui, HI; Memphis, TN; Miami, FL; Midland, TX; Milwaukee, WI; Minneapolis, MN; New York, NY (JFK); New York, NY (La Guardia); Newark, NJ; Omaha, NE; Ontario, CA; Orange County, CA; Orlando, FL; Phoenix, AZ; Portland, ME; Raleigh, NC; Reno, NV; Sacramento, CA; Salt Lake City, UT; San Diego, CA; San Francisco, CA (SFO); San Jose, CA; Sarasota, FL; Savannah, GA; Seattle, WA; St. Louis, MO; Tampa, FL; Toledo, OH; Washington, D.C. (Dulles); Washington, D.C. (National); and Wichita, KS.

     INTERNATIONAL: Auckland, New Zealand; Christchurch, New Zealand; Melbourne, Australia; Vancouver, Canada; Montreal, Canada, and Schiphol, The Netherlands.

OUTLOOK

       The outlook is extremely positive for the airport concessions business line. Increased passenger enplanements and other favorable industry trends are expected to increase customer traffic, while the continued introduction of branded food and beverage and specialty retailing concepts in airport terminals will attract more customers. Currently, branded food and beverage revenues make up only 37.0% of the Company's total food and beverage revenues in airport concessions (23.7% of total airport concessions revenues), demonstrating the considerable potential for growth. Further, the Company has redesigned and substantially improved its business development processes and is committed to refining its core operating processes to improve efficiencies, reduce costs and increase revenues. Initiatives to control costs that were implemented during 1996 include the roll out of the Store Manager concept intended to move management closer to the customer to improve customer satisfaction; the renegotiation of all distributor agreements for books and magazines in the Company's airport and travel plazas to improve service; in-stock availability and cost margins as well as a program under which brand experts  ("Brand  Champions")  are assigned to certain of the Company's  largest selling branded concepts. The Brand Champions' function is to promote operational excellence and create operating efficiencies across all locations of a brand. Further, the Company expects continued success in 1997 and beyond in making its core airport concessions contracts more profitable through new concepts and operating excellence initiatives.

       The Company expects total annual revenues to reach $2.0 billion in five years, with 25% of the revenues coming from new markets and venues. With respect to airport concessions, the Company intends to focus heavily on European airports. The European airport concessions market is estimated to be $900 million with the Company currently holding approximately 5% of the market. The Company has identified contract opportunities in the European market over the next two years with annual revenues of approximately $90 million. The Company is establishing a development office in Europe to evaluate and pursue these and other opportunities, including joint ventures and acquisitions.

       The Company is committed to creating opportunities for woman- and minority-owned businesses and currently participates with such businesses in the substantial majority of its airport concessions contracts. While increased participation by woman- and minority-owned businesses and contract fracturing by airport authorities are expected in the future, the impact of these industry trends on future revenue growth in the airport business line is not expected to be significant.

       Over the next three years, 24 airport concessions contracts representing approximately $202.2 million, or 22.2% of 1996 airport concessions revenues will come up for renewal. The Company expects to retain most of these contracts based upon its history of retaining such contracts and its commitment to the highest levels of product quality and customer satisfaction.


TRAVEL PLAZA CONCESSIONS

       The Company operates 92 travel plazas on 13 tollroads located in the mid-Atlantic, midwestern, and northeastern states, as well as in Florida. The Company operates these travel plazas under contracts with highway authorities that typically extend 10 to 15 years. The weighted average life remaining on the Company's travel plaza concessions contracts is approximately eight years. The Company's travel plazas generated $312.3 million in revenues in 1996, or 24.4% of total revenues and $309.9 million in revenues in 1995, or 26.7% of total revenues.

       The Company's travel plazas are designed to appeal to travelers who prefer quick, high-quality meals without the inconvenience of leaving the tollroad. The core business of most travel plazas is a mall-style food court offering branded restaurants including Burger King, Roy Rogers, Bob's Big Boy, Sbarro, TCBY (The Country's Best Yogurt), Miami Subs Grill, Dunkin Donuts, and Popeye's. Branded food accounts for approximately 86.9% of travel plaza food and beverage revenues (80.0% of total travel plaza concessions revenue). Merchandise gift shops selling souvenirs, postcards, snacks, newspapers and magazines frequently are located adjacent to these food courts and accounted for approximately $25.0 million in sales in 1996. The travel plazas generally also include automated teller machines, vending machines and business centers. All facilities are accessible to the disabled, and many offer 24-hour security to create a safe, pleasant eating environment.

       The domestic travel plaza concessions industry is an estimated $500 million market, excluding gasoline sales. Total tollroad traffic in the United States is projected to grow by 1% to 2% annually. Travel plaza concessions revenues generally increase with traffic growth. The Company holds the leading market position on every tollroad on which it operates. No single travel plaza contract constitutes a material portion of the Company's travel plaza revenues. The relatively high level of traffic on, and long length of, tollroads in the mid-Atlantic and northeastern states make those roads the highest revenue-producing tollroads. The five largest travel plaza contracts accounted for approximately 65.9% of travel plaza revenues (16.1% of total revenues) in 1996 compared with 64.7% of travel plaza revenues (17.3% of total revenues) in 1995.

OPERATING LOCATIONS

       The Company operates travel plazas on the following tollroads:

     Atlantic City Expressway; Delaware Turnpike; Florida Turnpike; Garden State Parkway; Illinois Tollway; Maine Turnpike; Maryland Turnpike; Massachusetts Turnpike; New Jersey Turnpike; New York Thruway; Ohio Turnpike; Pennsylvania Turnpike; and West Virginia Turnpike.

OUTLOOK

       The outlook is upbeat for the travel plaza concessions business line. Moderate traffic increases and the introduction of new branded food and beverage concepts, to replace older brands, are expected to increase revenues.
Management's continued focus on operational excellence is expected to further enhance the operating performance of the travel plaza business line.

       Over  the  next  three  years,  5  travel  plaza  concessions   contracts
representing approximately $54.5 million, or 17.5% of 1996 travel plaza concessions revenues, will come up for renewal. The Company expects to retain most of these contracts based on its history of retaining such contracts.

SHOPPING MALL AND ENTERTAINMENT CONCESSIONS

       The Company holds 20 contracts to operate food courts, restaurants, gift shops and related facilities in various venues, including a shopping mall, tourist attractions, stadiums and arenas. The facilities are typically attached to a larger structure at the venue site.

       Shopping mall and entertainment concessions generated $53.5 million in revenues in 1996, approximately 4.2% of total Company revenues and generated $54.1 million in revenues in 1995, approximately 4.7% of total Company revenues. Merchandise sales, including souvenirs sold at sporting events and tourist attractions, comprise 56.7% of the Company's shopping mall and entertainment concession revenues compared with 68.0% in 1995. Unbranded food and beverages, including alcoholic beverages, accounted for 36.5% of revenues in 1996, compared with 30.0% in 1995. Branded food and beverage sales increased to 6.4% of revenues in 1996, up from 2.0% in 1995, primarily due to food and beverage sales at the Ontario Mills food court, which opened in November 1996.

       Shopping mall and entertainment concession contracts usually have initial terms of five or more years. The Ontario Mills Mall contract has an initial term of 12 years. The Company leases its premises at a fee which is negotiated at the time the concession contract is awarded. The Company's portfolio of shopping mall and entertainment concession contracts is diversified in the U.S. in terms of geographic location and type and size of venue. No single contract constitutes a material portion of the Company's total revenues. As of January 3, 1997, the average length of time remaining on the Company's 20 sports and entertainment concession contracts was approximately 4 years.

OUTLOOK

       The Company is actively pursuing new food court contracts in shopping malls, where the average visit time can be as high as four hours. The U.S. mall food court market is about $2.5 billion, and the mall industry is consolidating, reconcepting and renovating which creates a significant opportunity for the Company. The Company believes that food court opportunities in large malls align well with the operating skills and experience of the management team. By providing mall developers with turnkey food courts with branded concepts, their leasing and property management activities are simplified. In addition, the Company believes that its operating leverage compared to the leverage of individual operators will provide developers with better returns and more reliable service. The Company's foothold in the food court concessions markets at the Ontario Mills Mall in California and the Grapevine Mills Mall in Texas (opening in the fall of 1997) have provided a solid foundation for the Company to build on in the future. Over the next three years, 9 entertainment concessions contracts representing approximately $14.2 million, or 26.6% of 1996 shopping mall and entertainment concessions revenues, will come up for renewal.

RETAINING CONTRACTS AND SECURING NEW CONTRACTS

       The Company has a history of renewing contracts upon their expiration. The Company's subsidiary, Host International, was awarded its first airport food and beverage concession contract at San Francisco International Airport in 1954. The Company has retained this contract for the past 42 years. Since the original contract award, the Company has been awarded additional merchandise concession contracts, been granted options to extend its various contracts and rebid and won the original contract three times.

       Contract renewal and new bids are an integral part of the Company's business. Securing new contracts requires considerable management time and financial resources. The Company has dedicated business development teams, with the expertise, talent and depth to pursue multiple projects simultaneously. The Company believes its business development resources are substantially greater than those of its competitors. Since the beginning of 1994, the Company has retained 74.1% of the annualized revenues of existing contracts up for renewal and has won 21 new contracts with estimated annual revenues of $135.3 million. Annualized revenues on the new contracts exceed the annualized revenues on the contracts not retained by $19.8 million. The majority of the contracts that were not retained were small, unprofitable contracts that the Company chose not to pursue.


THE DISTRIBUTION

       On December 29, 1995 (the "Distribution Date"), Host Marriott Corporation ("Host Marriott") distributed, through a special dividend to holders of Host Marriott's common stock, 31.9 million shares of common stock of the Company, resulting in the division of Host Marriott's operations into two separate companies. The shares were distributed on the basis of one share of the Company's common stock for every five shares of Host Marriott stock. Subsequent to the Distribution Date, Host Marriott continues to conduct its real estate related businesses and the Company operates the food, beverage and merchandise concession businesses in travel and entertainment venues.

       In connection with the Distribution, Host Marriott retained all cash and cash equivalent balances of the Company and its subsidiaries, except for a defined level of initial cash equaling $25.0 million, adjusted to include certain estimated future restructuring expenditures, certain capital expenditures, and cash maintained at a foreign airport operation. At the Distribution Date, the Company held cash in excess of the defined level of initial cash of $7.9 million that was payable to Host Marriott. The Company retained certain liabilities of Host Marriott totaling $4.8 million as of the Distribution Date.

       In connection with the Distribution and the sale of the Senior Notes (described below), the Company transferred three full-service hotels and assets and liabilities related to certain former restaurant operations to Host Marriott or a subsidiary of Host Marriott. The Company entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $0.2 million, $1.2 million and $2.0 million in 1996, 1995 and 1994, respectively.


RELATIONSHIP WITH HOST MARRIOTT CORPORATION

       For purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the special dividend and to provide for an orderly transition, the Company and Host Marriott entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement and a Transitional Services Agreement. Effective as of the Distribution Date, these agreements provide, among other things, for the allocation of assets and liabilities between the Company and Host Marriott, including but not limited to liabilities related to employee stock and other benefit plans. The agreements establish certain obligations for the Company to issue shares upon exercise of Host Marriott warrants and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott. The agreements also provide that the Company will receive corporate services, such as accounting and computer systems support, and may receive transitional services (cash management, accounting, and others) from Host Marriott.

RELATIONSHIP WITH MARRIOTT INTERNATIONAL

       On October 8, 1993 (the "MI Distribution Date"), Host Marriott distributed through a special dividend to holders of Host Marriott common stock,
all  of  the  outstanding  shares  of  its  wholly-owned  subsidiary   Marriott
International, Inc. ("Marriott International"). In connection with the Marriott International distribution, Host Marriott and Marriott International entered into various management and transitional service agreements. In 1995 and 1994, the Company purchased food and supplies of $63.8 million and $65.0 million, respectively, from affiliates of Marriott International under one such agreement. In addition, under various service agreements, Host Marriott paid to Marriott International $11.9 million and $10.5 million in 1995 and 1994, respectively, which represented the Company's allocated portion of these expenses.

       In connection with the spin-off of the Company from Host Marriott, the Company and Marriott International entered into a Continuing Services Agreement, a Noncompetition Agreement, and a License Agreement. These agreements provide, among other things, that the Company will receive (i) certain corporate services, such as accounting and computer systems support, (ii) various product supply and distribution services, and (iii) various other transitional services. In accordance with the agreements, the Company will compensate Marriott International for services rendered thereunder. As a part of the Continuing Services Agreement, the Company paid Marriott International $76.9 million for purchases of food and supplies and paid $10.7 million for corporate support services during 1996.

SENIOR NOTES OFFERING

       Host International is the obligor on $400.0 million of senior notes due in 2005 (the "Senior Notes"). The Senior Notes are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law) on a joint and several basis by certain subsidiaries of Host International (the "Guarantors"). The Senior Notes are also secured by a pledge of the stock of the Guarantors. The indenture governing the Senior Notes (the "Senior Notes Indenture") contains covenants that, among other things, limit the ability of the Guarantors, to incur additional indebtedness, issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

COMPETITION

       The Company competes with certain national and several regional companies to obtain the rights from airport, highway and municipal authorities, and shopping mall developers to operate food, beverage and merchandise concessions. The airport food and beverage concession market is principally serviced by
several  companies,   including  the  Company,  CA  One  Services,   Concessions
International, Ogden Food Services and McDonald's. The airport merchandise concession industry is more fragmented, with the major competitors being Paradies Shops, W.H. Smith, Duty Free International, DFS Group Limited and Hudson News. The U.S. tollroad market principally is served by the Company and McDonald's, with Hardee's holding a minor share of the segment. The shopping mall and entertainment concessions segments are fragmented and principally dominated by individual operators with a number of competitors operating contracts. These competitors include: ARAMARK Corporation, Ogden Food Services, Service America, Volume Services, McDonald's and Delaware North.

       To compete effectively, the Company regularly updates and refines its product offerings (including the addition of branded products) and facilities. Through these efforts, the Company is able to generate higher sales per square foot of concession space and thereby increase returns to the airport and highway as well as to the Company. Achieving these financial results, as well as achieving high customer and landlord satisfaction with the products and services provided, enhances the Company's ability to renew contracts or obtain new contracts.

GOVERNMENT REGULATION

       The Company is subject to various governmental regulations incidental to its business, such as environmental, employment and health and safety regulations. The Company maintains internal controls and procedures to monitor and comply with such regulations. The cost of the Company's compliance programs is not material.

EMPLOYEES

       At January 3, 1997, the Company directly employed or managed 23,108 employees. Approximately 6,400 of these employees are covered by collective bargaining agreements which are subject to review and renewal on a regular basis. The Company has good relations with its unions and has not experienced any material business interruption as a result of labor disputes.

OTHER PROPERTIES

       In addition to the operating properties discussed above, the Company leased 45,288 square feet of office space in Bethesda, Maryland, which served as the Company's corporate headquarters as of the end of fiscal year 1996. In February 1997, the Company relocated its corporate headquarters to 6600 Rockledge Drive, Bethesda, Maryland 20817. The new office space lease is for 75,780 square feet of space and has an initial lease term expiring in seven years on December 31, 2003.

       The Company's telephone number is (301) 380-7000. Business results and other financial information are available at the Host Marriott Services Website on the Internet's World Wide Web, or by dialing 1-888-380-HOST.

ITEMS 3.  LEGAL PROCEEDINGS

LITIGATION

       The Company and its subsidiaries are involved in litigation incidental to their businesses. Such litigation is not considered by management to be significant and its resolution would not have a material adverse effect on the financial condition or results of operations of the Company or its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

       The Company's closing common stock price on the New York Stock Exchange on January 3, 1997 was $9.625 per share compared to $7.00 per share on the Distribution Date of December 29, 1995. There were no dividends declared in 1996 or 1995. The Company will evaluate the dividend rate at least annually, but current plans are to reinvest the Company's earnings in its businesses. The Company's ability to declare dividends is affected by certain dividend restrictions imposed on Host International, its primary wholly-owned subsidiary. The Senior Notes Indenture and the loan agreement covering a $75.0 million credit facility obtained by Host International limit the extent to which Host International can pay dividends to the Company. In addition, the loan agreement covering the $75.0 million credit facility requires that no dividend can be declared by Host International prior to 18 months after the Distribution Date of December 29, 1995.

The Company's high and low stock prices by quarter during 1996 are presented as follows:


                                                                                             1996 (1)
------------------------------------------------------------------------ ----- --------------- --- --------------

                                                                                    HIGH                LOW
------------------------------------------------------------------------ ----- --------------- --- --------------

First quarter                                                                          $7 5/8             $5 3/4
Second quarter                                                                          8                  6 1/2
Third quarter                                                                           7 5/8              6 5/8
Fourth quarter                                                                          9 3/4              7 5/8
------------------------------------------------------------------------ ----- --------------- --- --------------

(1) The first three quarters of 1996 consist of 12 weeks each, and the fourth quarter includes 17 weeks.


       During 1996, the Company completed an oddlot selling/purchasing program that was intended to offer holders of less than 100 shares of Company stock the option of selling their oddlot holdings or increasing their holdings to a lot of 100 shares, with a minimal cost paid by the holder. While benefiting small shareholders, this program was also intended to reduce the Company's overall number of shareholders which would result in a reduction of corporate communication costs. This program was administered by a third party. Any difference in oddlot shares sold or purchased under the program was met on the open market and thus did not result in any new common shares being issued and did not require the use of any of the Company's cash.

       At January 3, 1997, there were 34,445,197 shares of common stock outstanding held by 40,286 shareholders of record. The Company's common stock is traded on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and Philadelphia Stock Exchange.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

       The following table presents summary selected historical financial data derived from the Company's audited consolidated financial statements as of and for the five most recent fiscal years ended January 3, 1997. The information in the table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the consolidated financial statements of the Company included elsewhere herein. The Company's fiscal year ends on the Friday closest to December 31.

---------------------------------------------------------- ----------- ----------- ---------- ---------- -----------

                                                              1996      1995 (1)   1994 (2)   1993 (3)    1992 (4)
---------------------------------------------------------- ----------- ----------- ---------- ---------- -----------

                                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

STATEMENT OF OPERATIONS DATA:
    Total revenues                                            $1,278      $1,162     $1,124     $1,038      $  889

    Operating profit (loss)                                       62         (20)        32         38          42
    Income (loss) before extraordinary item
       and cumulative effect of change in
       accounting principle                                       14         (64)        (8)        (2)         15
    Net income (loss)                                             14         (74)        (8)        (7)         15
    Income per common share                                     0.40         n/a        n/a        n/a         n/a
    Pro forma loss per common share (Unaudited) (5)
        Loss before extraordinary item                           n/a       (2.02)       n/a        n/a         n/a
        Net loss                                                 n/a       (2.33)       n/a        n/a         n/a
BALANCE SHEET DATA:
    Total assets                                                 581         514        609        641         632
    Total long-term debt                                         408         409        398        396         396
    Investment and advances from Host Marriott                   ---         ---         11         63          55
    Shareholders' deficit                                        (96)       (123)       ---        ---         ---

OTHER OPERATING DATA:
    Cash flows provided by operations                            104          51         74         73          84
    Cash flows used in investing activities                      (52)        (52)       (44)       (61)        (80)
    Cash flows provided by (used in) financing activities          5          20        (39)         7          (2)
    EBITDA (6)                                                   119         108        109        115         100
    Cash interest expense                                         39          40         41         40          36

(1) The results for 1995 included $46.8 million of write-downs of long-lived assets (reflecting the adoption of a new accounting standard) and $14.5 million of restructuring charges related to initiatives to improve future operating results.
(2) The results for 1994 included a $12.0 million charge for the transfer of an unprofitable stadium concessions contract to a third party, which was partially offset by a $4.4 million reduction in self insurance reserves for general liability and workers' compensation claims.
(3) Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was adopted in 1993 resulting in a $4.8 million noncash charge to reflect its adoption. The Company also recorded in 1993 a restructuring charge of $7.4 million.
(4) In 1992, the Company acquired 26 food, beverage and merchandise concessions contracts from Dobb's Houses, Inc. Excluding this acquisition, airport revenues increased $6.0 million from 1992 to 1993.
(5) Earnings (loss) per common share data is not presented for 1992 through 1994 because the Company was not publicly held during those years.
(6) EBITDA consists of the sum of consolidated net income (loss), interest expense, income taxes, depreciation and amortization and certain other noncash items (principally restructuring reserves and asset write-downs, including subsequent payments against such previously established reserves). EBITDA data is presented because such data is used by certain investors to determine the Company's ability to meet debt service requirements and is used in certain debt covenant calculations required under the Senior Notes Indenture. The Company considers EBITDA to be an indicative measure of the Company's operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business; however, such information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure prescribed by generally accepted accounting principles. Cash expenditures for various long-term assets, interest expense and income taxes have been, and will be, incurred which are not reflected in the EBITDA presentations. The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

GENERAL

     On December 29, 1995, Host Marriott Services Corporation (the "Company") became a publicly traded company and the successor to Host Marriott Corporation's food, beverage and merchandise concession businesses in travel and entertainment venues. On that date, 31.9 million of common stock of the Company were distributed to the holders of Host Marriott Corporation's common stock in a special dividend (the "Distribution" - see Note 2). The following analysis and the accompanying consolidated financial statements are presented as if the Company were formed as a separate entity of Host Marriott Corporation ("Host Marriott") for all periods presented.

     The Company's airport concessions contributed approximately 71.4% of the Company's total revenues in fiscal year 1996. Since 1994, airport revenues have grown at a compound annual growth rate ("CAGR") of 10.9% from $743.5 million in 1994 to $911.9 million in 1996. Since 1994, operating profit at the Company's airport concessions facilities has grown at a CAGR of 20.0%, and totaled $86.2 million, before general and administrative expenses, in 1996.

     The Company's travel plazas concessions contributed approximately 24.4% of the Company's total revenues in fiscal year 1996. Since 1994, travel plazas revenues have grown at a CAGR of 1.3% from $304.1 million in 1994 to $312.3 million in 1996. Operating profit before general and administrative expenses, increased to $22.1 million in 1996, an increase of 12.8% over 1995, primarily reflecting operational improvements achieved in 1996.

     The remaining 4.2% of the Company's fiscal year 1996 revenues were generated from the operation of restaurants, gift shops and related facilities at a shopping mall food court and at various tourist attractions, casinos, stadiums and arenas. The operating results of this component of the Company's business were negatively affected by a large, unprofitable stadium contract entered into in 1991 which was transferred to a third party in 1994.

1996 COMPARED TO 1995

REVENUES

     Revenues for the year ended January 3, 1997 increased by $115.4 million, or 9.9%, to $1.3 billion compared with revenues of $1.2 billion for the year ended December 29, 1995. This increase was driven by strong performance in the airport concessions business line.

AIRPORTS

       Airport concession revenues were up $113.6 million, or 14.2%, to $911.9 million for fiscal year 1996 compared with $798.3 million for fiscal year 1995. Domestic airport concessions revenues increased by $89.4 million, or 11.7%, to $855.5 million for 1996 compared with $766.1 million for 1995. International airport revenues were $56.4 million in 1996, up substantially from the $32.2 million in 1995, respectively. Revenue growth in airport concessions can be attributed to strong fundamentals in the airport business, with passenger enplanements at comparable airports up an estimated 7% over last year, and the benefit of an additional week of operations (see "Accounting Period"). Revenue growth at comparable airport locations grew an impressive 14.2% during 1996. The positive effects of new noncomparable contracts, primarily Hartsfield Atlanta International Airport and Amsterdam Airport Schiphol in the Netherlands, were offset by the negative impact of contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities. Revenue per enplaned passenger ("RPE") grew 6% at the Company's comparable airport locations in 1996. The Company has benefited from annual passenger enplanement growth in excess of the FAA forecast, which projected annual passenger enplanement growth of 4.1% through the year 2008. The growth in RPE can be attributed to the addition of new branded locations, moderate increases in menu prices and benefits from other strategic initiatives. The severe winter weather throughout the United States during the first quarter of 1996 caused flight delays which resulted in longer visit times in airports for air travelers and translated into increased revenues from the Company's airport food, beverage and retail concessions.

TRAVEL PLAZAS

       Travel plaza concession revenues for 1996 were $312.3 million, an increase of 0.8% compared with $309.9 million in 1995. Excluding revenues relating to a low margin gasoline service contract on one tollroad and a minor food and beverage contract on another tollroad, both of which the Company exited from in the fourth quarter of 1995, revenue growth for travel plaza concessions on a comparable contract basis was 4.2% in 1996. Growth in travel plaza concessions revenues was attributable to minor increases in customer traffic on tollroads, moderate price increases and the benefit of an extra week of operations in 1996 (see "Accounting Period"). The harsh winter weather that benefited airport concessions constrained travel plaza revenues in the first quarter of 1996.

SHOPPING MALLS AND ENTERTAINMENT

       Shopping mall and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, were $53.5 million for 1996, down slightly from $54.1 million for 1995. The decrease in revenues was a result of the Company's planned exit from seven retail operations in the business line that were deemed to be inconsistent with the Company's core strategies. Revenues from the Company's entrance into the shopping mall food court concessions business at the Ontario Mills Mall in California during 1996 largely offset decreased revenues from the seven exited retail operations. The Company announced in the second quarter of 1996 a definitive agreement on a second mall project with The Mills Corporation to operate food and beverage locations at the Grapevine Mills Mall outside of Dallas, Texas. The mall is expected to open in the fall of 1997, and the Company's operations will be similar in size and scope to the Ontario Mills Mall project.

OPERATING COSTS AND EXPENSES

       The Company's total operating costs and expenses were $1.2 billion for 1996, or 95.1% of total revenues, compared with $1.1 billion for 1995 (excluding unusual items), or 96.5% of total revenues. The improved operating profit margin of 4.9% in 1996 compared with 3.5% in 1995 (excluding unusual items), reflects operating leverage benefits derived from revenue growth and reduced costs resulting from the implementation of several operating initiatives.

       Cost of sales for 1996 was $381.6 million, an increase of $28.5 million, or 8.1%, over last year. Cost of sales as a percentage of total revenues decreased 50 basis points during 1996, most notably due to various cost controlling initiatives implemented during the year. These initiatives include the roll out of the Store Manager concept intended to move management closer to the customer to improve customer satisfaction; the renegotiation of all distributor agreements for books and magazines in the Company's airports and travel plazas to improve service; in-stock availability and cost margins as well as a program under which brand experts ("Brand Champions") are assigned to certain of the Company's largest selling branded concepts. The Brand Champion's function is to promote operational excellence and create operating efficiencies across all locations of a particular brand. Also contributing to the improved cost of sales margin was the closure of a low margin gasoline service contract on one tollroad during the fourth quarter of 1995.

       Payroll and benefits totaled $379.0 million during 1996, a 10.1%, or $34.7 million increase over 1995. Payroll and benefits as a percentage of total revenues remained flat at 29.7% for 1996 and 1995.

       Rent expense totaled $203.5 million for 1996, an increase of $21.0 million, or 11.5%, over 1995. The majority of increased rent expense is attributable to increased revenues on contracts with rentals determined as a percentage of revenues. Rent expense as a percentage of total revenues increased to 15.9% for 1996 from 15.7% in 1995. The margin increase is primarily attributable to equipment rentals related to a new point of sale and back office computer system rolled out to operating units in late 1995 and 1996.

       Royalties expense for 1996 increased by 25.9% to $24.8 million from $19.7 million for last year. As a percentage of total revenues, royalties expense increased to 1.9% for 1996 compared with 1.7% for 1995. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations. Royalties expense as a percentage of branded sales totaled 5.3% in 1996 compared with 4.9% in 1995. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's venues have grown at a compound annual growth rate of 12.2% over the last five years. No single branded concept accounts for more than 10% of total revenues. Branded revenues increased 17.6% in 1996, when compared with 1995, the majority of which related to branded sales at airports.

       Branded revenues in airports have increased 35.6% when comparing 1996 to 1995 through the introduction of branded concepts in the Company's airports. This increase can be attributed to large new branded concept developments at Dulles International Airport (just outside of Washington, D.C.), San Diego International Airport, Los Angeles International Airport and Hartsfield Atlanta International Airport. Airport branded product sales for 1996 increased to $216.5 million, or 23.7% of total airport revenues, compared with $159.7 million, or 20.0% of total airport revenues in 1995.

       Depreciation and amortization expense included in operating costs and expenses was $53.9 million for 1996, down 10.9% compared with $60.5 million for 1995, primarily reflecting the impact of the Company's adoption of SFAS No. 121 during the fourth quarter of 1995. The adoption of SFAS No. 121 reduced depreciation expense by $5.8 million in 1996.

       General and administrative expenses were $50.6 million for 1996, an increase of $5.1 million, or 11.2%, over the $45.5 million total for 1995. The level of corporate expenses incurred during 1996 reflect increased general and administrative costs incurred to operate the Company on a stand-alone basis, including additional payroll and benefits for a newly established in-house architectural and construction management department. Prior to 1996, the Company had purchased and capitalized construction management services from a third-party provider.

       Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $122.0 million for 1996, a $6.3 million or 5.4% increase over the $115.7 million total for 1995. As a percentage of total revenues, other operating expenses decreased 50 basis points for 1996 when compared with 1995.

UNUSUAL ITEMS

The 1995 results reflect the following significant unusual items:

 * The Company adopted a new accounting standard for the impairment of long-lived assets that resulted in the recognition of $46.8 million of asset write-downs in 1995 (see "Impairments of Long-Lived Assets").

 * The Company recognized $14.5 million of restructuring charges in 1995, primarily representing employee severance and lease buy-out costs. The charges were taken to restructure the Company's business processes, thereby reducing long-term operating and general and administrative costs (see "1995 Restructuring").

OPERATING PROFIT (LOSS)

       As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $62.3 million, or 4.9% of revenues for 1996. Excluding the effects of unusual items, operating profit was $41.0 million, or 3.5% of revenues in 1995. The substantial improvement in the cost of sales margin and the lower depreciation resulting from the adoption of SFAS No. 121 in 1995 were the primary factors that caused the increase in the overall operating profit margin. Operating profits for airports and travel plazas, prior to the allocation of corporate general and administrative expenses and excluding unusual items, were $86.2 million and $22.1 million, respectively, for 1996 as compared with $65.9 million and $19.5 million, respectively, for 1995. Operating profits for shopping mall and entertainment, excluding general and administrative expenses and unusual items, totaled $4.6 million and $1.1 million for 1996 and 1995, respectively.

       Operating profit margins increased, excluding general and administrative expenses and unusual items, in all three business lines during 1996. Airport operating profit margins, excluding general and administrative expenses and unusual items, equaled 9.5% for 1996 compared with 8.3% for 1995. The travel plazas operating profit margins, excluding general and administrative expenses and unusual items, equaled 7.1% and 6.3% for 1996 and 1995, respectively. The shopping mall and entertainment operating profit margin, excluding general and administrative expenses and unusual items, increased to 8.6% for 1996 from 1.3% for 1995.

INTEREST EXPENSE

       Interest expense was $40.1 million for 1996 compared with $40.5 million for 1995. This decrease was attributable to lower interest rates on the Company's debt as a result of the May 1995 issuance of $400.0 million in Senior Notes at a fixed rate of 9.5%, which is nearly 100 basis points lower than the debt that it replaced. The favorable effect of these lower interest rates was partially offset by the cost of incremental debt that was incurred as a part of the Senior Notes issuance, the cost of debt assumed in the acquisition of the Schiphol contract, as well as an increased level of amortization of deferred financing costs.

INTEREST INCOME

       Interest income totaled $2.3 million for 1996 compared with $0.7 million for 1995. This increase in interest income during 1996 was primarily due to the Company accelerating the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts as well as having increased cash available from operations.

INCOME TAXES

       The provision for income taxes for 1996 and 1995 was $10.2 million and $3.9 million, respectively. The effective income tax rate for 1996 was 41.6% compared with 6.5% for 1995. The provision in 1995 was affected by an increase in the deferred tax asset valuation allowance of $24.9 million to reduce the net deferred tax asset to the amount that is more likely than not to be realized (see "Deferred Tax Assets"). The provision for this valuation allowance offset the tax benefit of the 1995 loss included in 1995 results. The 1996 results include a $5.6 million decrease in the valuation allowance due to the decrease in the state effective tax rate and the expiration of purchase business combination tax credits.

EXTRAORDINARY ITEM

       During the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after the related income tax benefit of $5.2 million) in connection with the redemption and defeasance of the Host Marriott Hospitality, Inc. Senior Notes. This loss primarily represented premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs.

NET INCOME (LOSS) AND INCOME (LOSS) PER COMMON SHARE

       The Company's net income for 1996 was $14.3 million, or $0.40 per common share, compared with a net loss of $73.6 million for 1995. The 1995 net loss was primarily due to certain unusual and extraordinary items occurring in 1995, including $46.8 million of write-downs of long-lived assets, $14.5 million of restructuring charges and $9.6 million of losses on the extinguishment of debt (see "Unusual Items" and "Extraordinary Items"). Historical per share data is not available for 1995 because the Company was not publicly held. Pro forma loss per common share totaled $2.33 for 1995.

WEIGHTED AVERAGE SHARES OUTSTANDING

       The weighted average number of common shares outstanding for 1996 used to calculate primary and fully-diluted earnings per common share totaled 35.5
million   and  35.9   million,   respectively.   Included  in  the  primary  and
fully-diluted number of shares for 1996 were 2.1 million and 2.5 million of common equivalent shares, respectively. Common shares outstanding increased from
31.9 million as of December 29, 1995 to 34.4 million as of January 3, 1997 primarily reflecting the issuance of 1.2 million shares of restricted stock as a result of the

Company's executive officers converting their Host Marriott restricted share awards to 681,710 shares of the Company's restricted stock and the Company's awarding of an additional 445,362 shares of restricted stock to certain key executives during the first quarter of 1996. Restricted stock from these awards vest over a period from 1996 to 1998 based on both time and performance requirements. The conversion of Host Marriott restricted shares to the Company's restricted shares and the new awards were designed to align the interests of management with the interests of shareholders. Also contributing to the increase in common shares outstanding was the issuance of 1.3 million shares in connection with the exercise of Host Marriott warrants (see "Note 7" to the financial statements).

1995 COMPARED TO 1994

REVENUES

       The Company's revenues increased 3%, or $38.6 million, to $1,162.3 million for the year ended December 29, 1995 from $1,123.7 million for the year ended December 30, 1994, primarily due to an increase in airport and travel plaza concession revenues, partially offset by a decline in sports and entertainment concessions revenues.

       Airport revenues increased 7%, or $54.8 million, to $798.3 million for the year ended December 29, 1995 from $743.5 million for the year ended December 30, 1994. Domestic airport revenues increased 4%, or $31.6 million, to $766.1 million in 1995 from $734.7 million in 1994. The increase in domestic airport revenues was driven by an estimated 3% enplanement growth during 1995 and new contract revenues generated in three airports, which were partially offset by lost revenues on several expired contracts. International airport revenues increased $23.4 million in 1995, to $32.2 million. Increased revenues in the international sector reflect the third quarter acquisition of operations at Schiphol International Airport in Amsterdam and strong revenues at Vancouver Airport which opened in late 1994.

       Travel plaza concession revenues increased 2%, or $5.8 million, to $309.9 million from prior year revenues of $304.1 million, due to mild winter weather in the northeast and strong traffic growth on one tollroad.

       Shopping malls and entertainment concession revenues decreased by 28.7%, or $21.8 million, to $54.1 million for 1995, from $75.9 million for 1994, resulting from the loss of revenues from the transfer of one unprofitable stadium concessions contract to a third party, the loss of certain gift shop contracts and the transfer of three hotels to Host Marriott as part of the Distribution.

OPERATING COSTS AND EXPENSES

       The Company's total operating costs and expenses, excluding unusual items, were $1.1 billion in 1995, or 96.5% of total revenues, compared to $1.1 billion in 1994, or 96.5% of total revenues.

       The overall operating profit margin, excluding the effects of unusual items, was 3.5% in 1995 and 1994, despite management's strategy of holding prices steady in 1995 to increase customer satisfaction. Operating cost increases in 1995 reflect higher food, merchandise and other supply costs associated with the higher revenues.

UNUSUAL ITEMS

The 1995 and 1994 results reflect the following significant unusual items:

 * The Company adopted a new accounting standard for the impairment of long-lived assets that resulted in the recognition of $46.8 million of asset write-downs in 1995. (See "Impairments of Long-Lived Assets").

 * The Company recognized $14.5 million of restructuring charges in 1995, primarily representing employee severance and lease buy-out costs. The charges were taken to restructure the Company's business processes, thereby reducing long-term operating and general and administrative costs. (See "1995 Restructuring").

 * The Company recognized a $12.0 million charge in 1994 for the disposition of an unprofitable stadium concessions contract that was transferred to a third party.

The Company reduced self-insurance reserves by $4.4 million for general liability and workers' compensation claims in 1994, as a result of favorable claims experience.

OPERATING PROFIT (LOSS)

       As a result of the changes in revenues and operating costs and expenses discussed above, operating profit, excluding the effects of unusual items, increased to $41.0 million, or 3.5% of revenues in 1995, from $39.4 million, or 3.5% of revenues, for 1994.

INTEREST EXPENSE

       Interest expense decreased $2.4 million to $39.8 million in 1995 due to lower interest rates on the Company's debt as a result of the issuance of the Senior Notes at a fixed rate of 9.5% (approximately a 100 basis point rate reduction as compared to the Hospitality Notes and line of credit).

PROVISION (BENEFIT) FOR INCOME TAXES

       The results for 1995 were also affected by an increase in the deferred tax asset valuation allowance of $24.9 million to reduce the net deferred tax asset to the amount that is more likely than not to be realized. The provision for this valuation allowance offset the tax benefit of the 1995 loss included in 1995 earnings (see "Deferred Tax Assets").

EXTRAORDINARY ITEM

       In connection with the redemption and defeasance of Hospitality Notes in the second quarter of 1995, the Company recognized an extraordinary loss of $14.8 million ($9.6 million after taxes), primarily representing premiums of $7.0 million paid on the redemptions and the write-off of $7.8 million of deferred financing costs on the Hospitality Notes.

NET LOSS

       The Company's net loss for 1995 was $73.6 million, compared to a net loss of $7.9 million for 1994. The increase in the Company's net loss primarily was due to certain unusual and extraordinary items occurring in 1995, including $46.8 million of write-downs of long-lived assets, $14.5 million of restructuring charges and $9.6 million of losses on the extinguishment of debt (see "Unusual Items" and "Extraordinary Items").

PRO FORMA FISCAL YEAR FINANCIAL DATA

       The following table presents summary unaudited pro forma statements of operations data for the fiscal years ended December 29, 1995 and December 30, 1994, as if the Distribution and related transactions occurred at the beginning of each fiscal year. The data is presented for informational purposes only and may not reflect the Company's future results of operations or what the results of operations would have been had the Distribution and related transactions occurred at the beginning of each fiscal year.

       The principal assumptions used in the preparation of the pro forma consolidated financial statements include the consummation of the Distribution, the issuance of the $400.0 million of Senior Notes, the transfer of three full-service hotels to Host Marriott, the transfer of assets and liabilities related to certain former restaurant operations to Host Marriott, the establishment of management agreements for the Company to manage certain Host Marriott restaurant operations, and the recognition of certain costs for operating the Company on a stand-alone basis.



PRO FORMA FISCAL YEAR FINANCIAL DATA

--------------------------------------------------------------------------- ----------------- --------------------

                                                                                  1995              1994
--------------------------------------------------------------------------- ----------------- --------------------

                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


REVENUES                                                                           $1,158.7          $1,118.5
------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
   Cost of sales                                                                      353.1             329.9
   Payroll and benefits                                                               343.8             332.1
   Rent                                                                               182.3             182.5
   Royalties                                                                           19.7              15.2
   Depreciation and amortization                                                       59.2              59.5
   Write-downs of long-lived assets                                                    46.8               ---
   Restructuring and other special charges, net                                        14.5               7.6
   Corporate expenses                                                                  48.0              48.2
   Other                                                                              112.5             112.5
--------------------------------------------------------------------------- ----------------- -----------------
   Total operating costs and expenses                                               1,179.9           1,087.5

OPERATING PROFIT (LOSS)                                                               (21.2)             31.0

   Interest expense                                                                   (39.1)            (39.2)
   Interest income                                                                      0.7               0.1
--------------------------------------------------------------------------- ----------------- -----------------
LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM (1)                                                             (59.6)             (8.1)

Provision (benefit) for income taxes                                                    3.9              (1.7)
--------------------------------------------------------------------------- ----------------- -----------------
NET LOSS BEFORE EXTRAORDINARY ITEM (1)                                             $  (63.5)         $   (6.4)
===============================================================================================================


LOSS PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM (1)                                                          $  (2.01)         $  (0.20)
===============================================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                          31.7              30.3
---------------------------------------------------------------------------------------------------------------

(1) The pro forma statement of operations for 1995 excludes an extraordinary loss of $9.6 million, net of the related income tax benefit of $5.2 million, recorded in the 1995 historical consolidated statement of operations for the extinguishment of certain long-term debt.

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

       In May 1995, the predecessor corporation to Host International issued $400.0 million of Senior Notes, which are now obligations of Host International. The Senior Notes, which will mature in May 2005, were issued at par and have an interest rate of 9.5%. The net proceeds from the issuance were used to defease, and subsequently redeem, bonds issued by another subsidiary of Host Marriott and to pay down a portion of a line of credit with Marriott International. In connection with the redemption and defeasance of these bonds, the Company recognized an extraordinary loss in the second quarter of 1995 of approximately $14.8 million ($9.6 million after taxes).

       The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

       The Senior Notes are secured by a pledge of stock and are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law), on a joint and several basis by certain subsidiaries of Host International (the "Guarantors"). The Senior Notes Indenture contains covenants that, among other things, limit the ability of the Guarantors' to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

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

       The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International within 18 months after the closing date of the Facilities on December 29, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of January 3, 1997, and throughout the year ended January 3, 1997, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

    The Company incurs capital expenditures to build out new facilities, including growth initiatives, expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures, including acquisitions, in 1996, 1995 and 1994 totaled $57.1 million, $59.2 million and $40.4 million, respectively. Capital expenditures incurred in 1996 relating to the airport and travel plaza concessions business lines were $45.3 million, approximately half of which was invested in new facilities at

Atlanta's Hartsfield International Airport, Los Angeles International Airport and San Diego International Airport The remaining capital expenditures incurred in 1996 were related to the food court at the Ontario Mills Shopping Mall and the installation of a new financial system. During 1997, the Company expects to make capital expenditure investments of approximately $80.0 million in its core markets (domestic airport and travel plaza business lines) and in growth markets (international airports and food courts in U.S. shopping malls).

    The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $73.5 million for 1996 as compared with $55.3 million and $66.3 million for 1995 and 1994, respectively.

       The Company's cash provided by financing activities in 1996 and 1995 was $5.2 million and $20.1 million, respectively, while cash used in financing activities was $39.5 million in 1994. The Company's cash flows from financing activities primarily consisted of proceeds from the issuance of common stock relating to the Host Marriott warrants during 1996 and net cash transfers from Host Marriott during 1995 and 1994.

       The Company manages its working capital throughout the year to effectively maximize the financial returns to the Company. As a cash-driven business, the Company benefits from maintaining negative working capital. The Company's working capital at year-end 1996 resulted in its current liabilities exceeding its current assets by $1.8 million compared with $42.6 million in 1995. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system, which included the centralization of the accounts payable function. As a result of the transition, the Company experienced unusually high year-end balances in cash and cash equivalents and current liabilities.

       The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $11.8 million, or 11.0%, to $119.4 million in 1996. EBITDA totaled $107.6 million and $108.0 million in 1995 and 1994, respectively. The Company's ratio of EBITDA to cash interest expense (defined as interest expense less amortization of deferred financing costs) was 3.1 to 1.0 in 1996 compared with 2.8 to 1.0 for 1995. EBITDA during 1996 significantly exceeded capital expenditures in core and growth markets of $57.1 million and scheduled interest payments of $38.8 million. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of EBITDA to net income (loss):


------------------------------------------------------------------ ---------------- ---------------- ----------------

                                                                        1996             1995             1994
------------------------------------------------------------------ ---------------- ---------------- ----------------

                                                                                     (IN MILLIONS)


EBITDA                                                                   $  119.4         $  107.6         $  108.6
Interest expense                                                            (40.1)           (40.5)           (42.3)
Provision for income taxes                                                  (10.2)            (3.9)             2.5
Extraordinary item, net of taxes                                              ---             (9.6)             ---
Depreciation and amortization                                               (54.6)           (61.6)           (63.1)
Writedowns of long-lived assets                                               ---            (46.8)             ---
Restructuring and other special charges, net                                  ---            (14.5)            (7.6)
Other non-cash items                                                         (0.2)            (4.3)            (6.0)
------------------------------------------------------------------ ---------------- ---------------- ----------------

NET INCOME (LOSS)                                                        $   14.3        $   (73.6)        $   (7.9)
=====================================================================================================================

IMPAIRMENTS OF LONG-LIVED ASSETS

       Effective September 9, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). Under SFAS No. 121, the Company reviews its long-lived assets (such as property and equipment) and certain identifiable intangible assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. If the sum of the undiscounted estimated future cash flows of an asset is less than the carrying value of the asset, an impairment loss equal to the difference between the carrying value and the fair value of the asset is recognized. Fair value is estimated to be the present value of expected future cash flows, as determined by management, after considering such factors as future air travel and toll-paying vehicle data and inflation.

       Historically, the Company reviewed such assets for impairment by grouping along its three general business lines (i.e., airports, travel plazas and shopping mall and entertainment concessions). Although the Company has been aware that certain operating units were generating losses and cash flow deficits since the late 1980s, because the estimated future undiscounted cash flows on a business-line basis exceeded the carrying amount of the Company's long-lived assets on a business-line basis, the Company offset such negative cash flows with positive cash flows from other operating units and did not recognize any impairment charges in 1995 or 1994, prior to the adoption of SFAS No. 121. Under SFAS No. 121, the Company is required to assess impairment of its long-lived assets at the operating unit level (representing the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets). Generally, each airport and shopping mall and entertainment facility at which the Company operates and each tollroad on which the Company operates (as opposed to each travel plaza on a tollroad) comprises an operating unit. As a result of its adoption of SFAS No. 121, the Company recognized a non-cash, pretax charge against earnings during the fourth quarter of 1995 of $46.8 million.

     In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down the assets of 15 operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Twelve of the fifteen units had projected cash flow deficits, and, accordingly the assets of these units were written off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values. Approximately 72% of the total 1995 write-down of $46.8 million related to two operating units (one tollroad unit and one airport unit).

       Historically, the Company has incurred negative cash flows at 11 of the 15 individual operating units, which aggregated approximately $1.0 million, $5.0 million and $3.6 million in 1996, 1995 and 1994, respectively, and were included in the Company's reported cash flows from operations. During 1996, five of the original 15 impaired units were either disposed of or the lease term expired. As of the end of 1996, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 10 operating units was projected to be approximately $27.8 million during the remaining terms of the lease agreements. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.

1995 RESTRUCTURING

       During 1995, the Company performed a review of its operating structure and core business processes to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan in October 1995 and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to its realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain activities in its shopping mall and entertainment business line.

       The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be systematically implemented throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. The Company expects to complete its plan to involuntarily terminate employees by the end of the second quarter of 1997, although severance payments are expected to continue beyond the end of the second quarter of 1997 due to the provisions of the severance program that allow for extended severance payments. Termination benefits accrued and charged to expense in 1995 amounted to $11.6 million and are included in restructuring charges in the consolidated statements of operations. Actual termination benefits paid and charged against the liability as of January 3, 1997 were $5.3 million. As of the end of fiscal year 1996, the Company had terminated 185 positions in connection with the restructuring plan.

       The exit plan specifically identified ten operating units in the Company's shopping mall and entertainment business line that were to be closed. These retail operations were deemed to be inconsistent with the Company's core operating strategies. As of the end of fiscal year 1996, seven of the ten stores had been closed, and the Company expects to complete the exit plan by the end of the first quarter of 1997. Lease cancellation penalty fees and related costs and asset write-downs accrued and charged to expense amounted to $2.9 million during 1995 and are included in restructuring charges in the consolidated statements of operations. Actual penalty fees or related costs paid and charged against the liability as of January 3, 1997 were $2.5 million. Revenues and operating profits / (losses) of the ten closed concessions stores amounted to $6.0 million and $40 thousand, respectively, in 1996, $8.0 million and $(0.5) million, respectively, in 1995 and $8.4 million and $(0.2) million, respectively, in 1994.

DEFERRED TAX ASSETS

       The Company has recognized net assets of $78.7 million and $74.9 million at January 3, 1997 and December 29, 1995, respectively, related to deferred taxes, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income. Prior to the Distribution, the Company was included in the Host Marriott Corporation affiliated group (the "Host Marriott Group") for purposes of its Federal income tax filings. Management believes that the realization of the net deferred tax assets recorded through the Distribution Date is more likely than not to occur because the Host Marriott Group has deferred tax liabilities that must be paid in the future that are substantially in excess of the Company's recognized net deferred tax assets.

       Upon consummation of the Distribution, the Company became a separate affiliated group for purposes of its Federal income tax filings. Management has considered various factors as described below and believes that the Company's recognized net deferred tax assets are more likely than not to be realized.

       Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. During the period 1994 to 1996, the Company would have generated taxable and pretax book income in each year and cumulative taxable and pretax book income for this period of $95.7 million and $33.4 million, respectively, after adjusting for the pro forma effects of certain transfers related to the Distribution and for unusual income and charges. The relationship of pretax book income and taxable income is expected to continue indefinitely, with future originating temporary differences offsetting the reversal of existing temporary differences. The Company's deferred tax assets primarily relate to temporary differences for property and equipment, accrued rent and reserves and to alternative minimum tax and general business tax credit carryforwards. All of these items represent future reductions in the Company's regular tax liabilities.

       Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at January 3, 1997 and December 29, 1995. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the business strategies discussed herein (see "Business Strategy") and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within nine to twelve years.

       Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition and demand for development of concepts, and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of these tax credits and deductible temporary differences.

Management has considered the above factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.

STOCKHOLDERS' DEFICIT

       On December 29, 1995, one share of the Company's common stock was distributed to the existing shareholders of Host Marriott for every five shares of Host Marriott stock held by those shareholders. In connection with the distribution, 31.9 million shares of the Company's common stock were issued. Common shares outstanding increased from 31.9 million as of the end of fiscal year 1995 to 34.4 million as of the end of fiscal year 1996. This increase can be attributed to the issuance of 1.2 million common shares of restricted stock to certain officers and key executives in 1996 and the issuance of 1.3 million common shares in connection with the exercise of Host Marriott warrants in October 1996 (see Note 7).

       The level of long-term debt distributed to the Company in connection with its spin-off from Host Marriott was based on the Company's ability to generate sufficient operating cash flow to service the Senior Notes. The Company generated EBITDA in excess of 3.1 times cash interest expense in 1996 and 2.8 times in both 1995 and 1994. The level of distributed long-term debt resulted in the Company reflecting a shareholders deficit of $95.5 million and $123.1 million as of January 3, 1997 and December 29, 1995, respectively.

INFLATION

       The Company's expenses are impacted by inflation. While price increases can be instituted as inflation occurs, many contracts require landlord approval before prices can be increased, which may temporarily adversely impact profit margins. Management believes that over time, however, the Company will be able to raise prices and sustain profit margins.

ACCOUNTING PERIOD

     The Company's 1996 fiscal year contained 53 weeks, while the 1995 fiscal year contained 52 weeks. The Company's fiscal year ends on the Friday nearest to December 31.

FORWARD-LOOKING STATEMENTS

       Certain matters discussed and statements made within this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial information is included on the pages indicated.

                                                                        PAGE(S)
                                                                        -------

   Report of Independent Public Accountants                              26

   Consolidated Balance Sheets as of January 3, 1997
      and December 29, 1995                                              27

   Consolidated Statements of Operations for the Fiscal Years
      Ended January 3, 1997, December 29, 1995 and December 30, 1994     28

   Consolidated Statements of Cash Flows for the Fiscal Years
      Ended January 3, 1997, December 29, 1995 and December 30, 1994     29

   Consolidated Statements of Shareholders' Deficit for the Fiscal
      Years Ended January 3, 1997 and December 29, 1995                  30

   Notes to Consolidated Financial Statements                            31 - 45

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Host Marriott Services Corporation:

        We have audited the accompanying consolidated balance sheets of Host Marriott Services Corporation and subsidiaries, as defined in Note 1, as of January 3, 1997 and December 29, 1995, and the related consolidated statements of operations and cash flows for each of the three fiscal years in the period ended January 3, 1997 and shareholders' deficit for the two fiscal years in the period ended January 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Host Marriott Services Corporation and subsidiaries as of January 3, 1997 and December 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 1997, in conformity with generally accepted accounting principles.

        As explained in Note 3 to the consolidated financial statements, the Company changed its method of accounting for impairments of long-lived assets in 1995.



                                                      ARTHUR ANDERSEN LLP

Washington, D.C.
February 4, 1997

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 3, 1997 AND DECEMBER 29, 1995


----------------------------------------------------------------------------- --------------- ---------------

                                                                                   1996            1995
----------------------------------------------------------------------------- --------------- ---------------

                                                                                      (IN MILLIONS)


                                   ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 104.2         $  47.2
   Accounts receivable, net                                                            27.4            26.9
   Inventories                                                                         43.3            38.9
   Deferred income taxes                                                               25.4            15.3
   Prepaid rent                                                                         5.9             5.1
   Other current assets                                                                 3.3             2.7
----------------------------------------------------------------------------- --------------- ---------------
   Total current assets                                                               209.5           136.1

Property and equipment, net                                                           274.2           271.2
Intangible assets                                                                      23.4            24.4
Deferred income taxes                                                                  53.3            59.6
Other assets                                                                           20.1            22.6
----------------------------------------------------------------------------- --------------- ---------------

Total assets                                                                        $ 580.5         $ 513.9
=============================================================================================================

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                 $  97.3         $  84.5
   Accrued payroll and benefits                                                        45.7            39.4
   Accrued interest payable                                                             4.8             4.7
   Current portion of long-term debt                                                    0.8             1.2
   Other current liabilities                                                           62.7            48.9
----------------------------------------------------------------------------- --------------- ---------------
   Total current liabilities                                                          211.3           178.7

Long-term debt                                                                        407.4           407.6
Other liabilities                                                                      57.3            50.7
----------------------------------------------------------------------------- --------------- ---------------
Total liabilities                                                                     676.0           637.0

Common stock,  no par value,  100  million  shares  authorized,
   34,445,197  and 31,927,474 shares issued and outstanding as of
   January 3, 1997 and December 29, 1995, respectively                                  ---             ---
Contributed deficit                                                                  (109.8)         (123.1)
Retained earnings                                                                      14.3             ---
----------------------------------------------------------------------------- --------------- ---------------
   Total shareholders' deficit                                                        (95.5)         (123.1)
----------------------------------------------------------------------------- --------------- ---------------

Total liabilities and shareholders' deficit                                         $ 580.5         $ 513.9
=============================================================================================================



       See   notes   to  the   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

---------------------------------------------------------------------- --------------- --------------- ----------------

                                                                            1996            1995            1994
---------------------------------------------------------------------- --------------- --------------- ----------------

                                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


REVENUES                                                                    $1,277.7        $1,162.3         $1,123.7

OPERATING COSTS AND EXPENSES
   Cost of sales                                                               381.6           353.1            331.9
   Payroll and benefits                                                        379.0           344.3            334.2
   Rent                                                                        203.5           182.5            183.4
   Royalties                                                                    24.8            19.7             15.5
   Depreciation and amortization                                                53.9            60.5             62.4
   Write-downs of long-lived assets                                              ---            46.8              ---
   Restructuring and other special charges, net                                  ---            14.5              7.6
   General and administrative                                                   50.6            45.5             43.2
   Other                                                                       122.0           115.7            113.7
---------------------------------------------------------------------- --------------- --------------- ----------------
Total operating costs and expenses                                           1,215.4         1,182.6          1,091.9

OPERATING PROFIT (LOSS)                                                         62.3           (20.3)            31.8

   Interest expense                                                            (40.1)          (40.5)           (42.3)
   Interest income                                                               2.3             0.7              0.1
---------------------------------------------------------------------- --------------- --------------- ----------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                                           24.5           (60.1)           (10.4)

Provision (benefit) for income taxes                                            10.2             3.9             (2.5)
---------------------------------------------------------------------- --------------- --------------- ----------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                         14.3           (64.0)            (7.9)
   Extraordinary item - loss on extinguishment of debt
        (net of related income tax benefit of $5.2 million)                      ---            (9.6)             ---
---------------------------------------------------------------------- --------------- --------------- ----------------

NET INCOME (LOSS)                                                           $   14.3        $  (73.6)        $   (7.9)
=======================================================================================================================

PRIMARY INCOME (LOSS) PER COMMON SHARE (1):
   Loss before extraordinary item                                           $   0.40        $  (2.02)
   Extraordinary item                                                            ---           (0.31)
---------------------------------------------------------------------- --------------- --------------- ----------------
   PRIMARY NET INCOME (LOSS)                                                $   0.40        $  (2.33)
=======================================================================================================================

FULLY-DILUTED INCOME (LOSS) PER COMMON SHARE (1):
   Loss before extraordinary item                                           $   0.40        $  (2.02)
   Extraordinary item                                                            ---           (0.31)
---------------------------------------------------------------------- --------------- --------------- ----------------
   FULLY-DILUTED NET INCOME (LOSS)                                          $   0.40        $  (2.33)
=======================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (2):
   Primary                                                                      35.5            31.7
   Fully-diluted                                                                35.9            31.7

---------------------------------------------------------------------- --------------- --------------- ----------------

(1) Loss per common share is presented on a pro forma basis for 1995 as if the Host Marriott Services spin-off and related transactions occurred at the beginning of 1995 and is unaudited. Historical loss per common share is not presented for 1995 and 1994 because the Company was not publicly held during those periods.
(2) The number of shares used to compute 1995 pro forma loss per share is based on Host Marriott Corporation's weighted-average number of outstanding common shares adjusted for the one-for-five (i.e. one share of Company stock for every five shares of Host Marriott Corporation) distribution ratio used at the spin-off.



             See notes to the consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995 AND DECEMBER 30, 1994

------------------------------------------------------------------ ----------------- ---------------- -----------------

                                                                         1996             1995              1994
------------------------------------------------------------------ ----------------- ---------------- -----------------

                                                                                      (IN MILLIONS)

OPERATING ACTIVITIES
Net income (loss)                                                           $ 14.3          $ (73.6)          $  (7.9)
Extraordinary item                                                             ---              9.6               ---
------------------------------------------------------------------ ----------------- ---------------- -----------------
Income (loss) before extraordinary item                                       14.3            (64.0)             (7.9)

Adjustments to reconcile cash from operations:
   Depreciation and amortization                                              55.9             62.3              64.1
   Income taxes                                                               (5.5)            (8.6)             (3.6)
   Writedowns of long-lived assets                                             ---             46.8               ---
   Restructuring and other special charges                                     ---             14.5               7.6
   Other                                                                       3.6              4.3               6.1

   Working capital changes:
        (Increase) decrease in accounts receivable                             2.3              0.6              (2.6)
        (Increase) decrease in inventories                                    (5.9)            (3.6)              0.5
        (Increase) decrease in other current assets                           (1.6)             2.4               1.9
        Increase (decrease) in accounts payable and accruals                  40.4             (3.3)              7.9
------------------------------------------------------------------ ----------------- ---------------- -----------------

Cash provided by operations                                                  103.5             51.4              74.0
------------------------------------------------------------------ ----------------- ---------------- -----------------

INVESTING ACTIVITIES
Capital expenditures                                                         (57.1)           (57.6)            (40.4)
Acquisitions                                                                   ---             (1.6)              ---
Net proceeds from the sale of assets                                           2.4              2.3               ---
Other, net                                                                     3.0              4.9              (3.2)
------------------------------------------------------------------ ----------------- ---------------- -----------------

Cash used in investing activities                                            (51.7)           (52.0)            (43.6)
------------------------------------------------------------------ ----------------- ---------------- -----------------

FINANCING ACTIVITIES
Repayments of long-term debt                                                  (0.8)          (393.0)             (1.3)
Issuance of long-term debt                                                     ---            389.5               2.3
Proceeds from stock issuances                                                  6.0              ---               ---
Transfers from Host Marriott Corporation, net                                  ---             23.6             (40.5)
------------------------------------------------------------------ ----------------- ---------------- -----------------

Cash provided by (used in) financing activities                                5.2             20.1             (39.5)
------------------------------------------------------------------ ----------------- ---------------- -----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           57.0             19.5              (9.1)

CASH AND CASH EQUIVALENTS, beginning of year                                  47.2             27.7              36.8
------------------------------------------------------------------ ----------------- ---------------- -----------------

CASH AND CASH EQUIVALENTS, end of year                                      $104.2          $  47.2           $  27.7
=======================================================================================================================



            See notes to the consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
FISCAL YEARS ENDED JANUARY 3, 1997 AND DECEMBER 29, 1995

----------------------------------------------------- -------------- --------------- ---------------- ---------------

                                                         COMMON       CONTRIBUTED       RETAINED
                                                          STOCK         DEFICIT         EARNINGS          TOTAL
----------------------------------------------------- -------------- --------------- ---------------- ---------------

                                                                              (IN MILLIONS)

Balance, December 30, 1994                                   $ ---         $   ---            $ ---         $   ---

   Capitalization of Company                                   ---          (123.1)             ---          (123.1)
--------------------------------------------------------------------------------------------------------------------

Balance, December 29, 1995                                     ---          (123.1)             ---          (123.1)

   Common stock issued for employee stock plans                ---             0.2              ---             0.2
   Common stock issued for Host Marriott warrants              ---             5.8              ---             5.8
   Adjustments to distribution of capitalization
        of Company                                             ---             4.8              ---             4.8
   Deferred compensation                                       ---             2.5              ---             2.5
   Net income                                                  ---             ---             14.3            14.3
----------------------------------------------------- -------------- --------------- ---------------- ---------------

BALANCE, JANUARY 3, 1997                                     $ ---         $(109.8)          $ 14.3         $ (95.5)
=====================================================================================================================


































            See notes to the consolidated financial statements.

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (In millions, except per share amounts and as where indicated)



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On December 29, 1995, Host Marriott Services Corporation (the "Company") became a publicly traded company and the successor to the food, beverage and merchandise concession businesses of Host Marriott Corporation ("Host Marriott"). On that date, 31.9 million shares of common stock of the Company were distributed to the holders of Host Marriott Corporation's common stock in a special dividend (the "Distribution"-see Note 2).
     Prior to the Distribution, the Company operated as a unit of Host Marriott Corporation, utilizing Host Marriott's centralized systems for cash management, payroll, purchasing and distribution, employee benefit plans, insurance and administrative services. Except for unit operating cash accounts, substantially all cash received by the Company was deposited in and commingled with Host Marriott's general corporate funds. Operating expenses, capital expenditures and other cash requirements of the Company were paid by Host Marriott and charged directly or allocated to the Company. Certain general and administrative costs of Host Marriott were allocated to the Company, principally based on Host Marriott's specific identification of individual cost items and otherwise based upon estimated levels of effort devoted by its general and administrative departments to individual entities or relative measures of size of the entities based on assets or operating profit. Such allocated amounts are included in corporate expenses and were $8.0 million and $4.8 million in fiscal years 1995 and 1994, respectively. In the opinion of management, the methods for allocating corporate general and administrative expenses and other direct costs are reasonable in their respective years. It is not practicable to estimate the costs that would have been incurred by the Company if it had been operated on a stand-alone basis.
     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated.
     The Company's 1995 statement of financial position and 1995 and 1994 results of operations and cash flows are presented in the accompanying consolidated financial statements as if the Company were formed as a separate entity of Host Marriott, the Company's parent corporation until December 29, 1995. Host Marriott's historical basis in the assets and liabilities of the Company has been carried over.

DESCRIPTION OF THE BUSINESS

The Company operates restaurants, gift shops and related facilities at 72 airports, on 13 tollroads (including 92 travel plazas) and in 20 other venues (including shopping malls, tourist attractions, stadiums and arenas). The Company conducts its operations primarily in the United States through two wholly owned subsidiaries: Host International, Inc. ("Host International," formerly Host Marriott Travel Plazas, Inc.) and Host Marriott Tollroads, Inc. ("Tollroads"). The Company also has international operations in The Netherlands, New Zealand, Australia and Canada.

FISCAL YEAR

The Company's fiscal year ends on the Friday nearest to December 31, with fiscal quarters of 12 weeks in each of the first three quarters and 16 weeks in the fourth quarter (except in a 53 week year, which has a 17 week fourth quarter). Fiscal year 1996 was a 53 week year.

REVENUES

The Company's revenues include sales of food, beverage and retail merchandise at various airport and travel plaza locations and at shopping malls, stadiums, arenas and other tourist attractions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

INVENTORIES

Inventories consist of merchandise, food items and supplies, which are stated at the lower of average cost or market. The cost of food items and supplies

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



is  determined  using  the  first-in,   first-out   method.Merchandise  cost  is
determined using the retail method.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Replacements and improvements are capitalized. Leasehold improvements, net of estimated residual value, are amortized over the shorter of the useful life of the asset, generally 5 to 15 years, or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 3 to 10 years for furniture and equipment.

INTANGIBLE ASSETS

Intangible assets consist of goodwill of $5.4 million in 1996 and $6.0 million in 1995, and contract rights of $18.0 million in 1996 and $18.4 million in 1995. These intangibles are being amortized on a straight-line basis over periods of 40 years for goodwill and the life of the contract, generally 5 to 15 years, for contract rights. Amortization expense totaled $2.8 million in 1996, $2.6 million in 1995 and $3.0 million in 1994. Accumulated amortization totaled $11.1 million and $8.4 million as of January 3, 1997, and December 29, 1995, respectively.

IMPAIRMENTS OF LONG-LIVED ASSETS

Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of undiscounted expected future cash flows is less than the carrying amount of an individual operating unit's assets, the Company recognizes an impairment loss based on the amount by which the carrying amount of the asset exceeds the fair value of the asset. Fair value is calculated as the present value of expected future cash flows on an individual operating unit basis.

SELF-INSURANCE PROGRAM

Prior to October 1993, Host Marriott was self-insured for certain levels of general liability and workers' compensation. Estimated costs of these self-insurance programs were accrued at present values of projected settlements for known and anticipated claims. Host Marriott's costs for workers' compensation and general liability insurance were allocated to the Company based on specific identification of claims. Host Marriott, including the Company, discontinued its self-insurance program for claims arising subsequent to October 1993. Self-insurance liabilities of the Company amounted to $11.3 million and $18.7 million at January 3, 1997 and December 29, 1995, respectively.

FOREIGN CURRENCY TRANSLATION

Results of operations for foreign entities are translated to U.S. dollars using the average exchange rates during the period. Assets and liabilities are translated  using  the  exchange  rate in  effect  at the  balance  sheet  date.
Resulting translation adjustments are reflected in shareholders' equity (deficit) as cumulative translation adjustments.

INCOME TAXES

The Company recognizes deferred tax assets and liabilities based upon the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities and operating loss and tax credit carryforwards.

NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

The Company adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits" during 1994. The Company adopted SFAS No. 114, "Accounting by
Creditors for Impairment of a Loan" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" during 1995. The adoption of SFAS No. 112 and SFAS No. 114 did not have a material effect on the Company's consolidated financial statements, however, the adoption of SFAS No. 121 resulted in the recognition of a non-cash, pretax charge against earnings in the fourth quarter of 1995 of $46.8 million (see Note
3). The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996 (see Note 8).

INCOME (LOSS) PER COMMON SHARE

Primary and fully-diluted income per common share for fiscal year 1996 were computed by dividing net income by the weighted-average number of outstanding common shares adjusted for common

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



equivalent shares. The Company's pro forma loss per common share for 1995 is computed by dividing pro forma net loss by the weighted-average number of pro forma outstanding common shares. Common equivalent shares and other potentially dilutive securities have been excluded from the 1995 pro forma weighted-average number of outstanding shares because they were antidilutive. The 1995 pro forma weighted-average number of outstanding common shares were determined as if the shares issued in connection with the Distribution were outstanding from the beginning of the year and adjusted for the one-for-five distribution ratio. Per share data is not presented on a historical basis for 1995 and 1994 because the Company was not a publicly-held company during those periods.

USE OF ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to the prior years' financial statements to conform to the 1996 presentation.



2.  THE DISTRIBUTION

On December 29, 1995 (the "Distribution Date"), Host Marriott distributed to holders of its common stock, 31.9 million shares of common stock of the Company through a special dividend. The shares were distributed on the basis of one share of the Company's common stock for every five shares of Host Marriott stock.
     In connection with the Distribution, Host Marriott retained all cash and cash equivalent balances of the Company and its subsidiaries, except for a defined level of initial cash equaling $25.0 million, adjusted to include certain estimated future restructuring expenditures, certain capital expenditures, and cash maintained at a foreign airport operation. At the Distribution Date, the Company held cash in excess of the defined level of initial cash of $7.9 that was payable to Host Marriott. The Company retained certain liabilities of Host Marriott totaling $4.8 as of the Distribution Date. The net liability to Host Marriott of $3.1 million as of December 29, 1995 is included in accounts payable in the accompanying consolidated balance sheets.
     Prior to the Distribution, the Company issued, through Host International, $400.0 million of senior notes due in 2005 (the "Senior Notes"). The proceeds from the sale of the Senior Notes were distributed to a wholly owned subsidiary of Host Marriott and were used (i) to redeem certain senior notes and (ii) to repay a portion of the borrowings under a revolving line of credit agreement. The Senior Notes are obligations of Host International and certain of its subsidiaries.
     In connection with the Distribution, the Company transferred three full-service hotels and assets and liabilities related to certain former restaurant operations to Host Marriott. The Company also entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $0.2 million, $1.2 million and $2.0 million in 1996, 1995 and 1994, respectively.
     Summarized unaudited pro forma data as of and for the years ended December 29, 1995 and December 30, 1994, assuming the above transactions occurred at the beginning of each year, are as follows:


------------------------------- ----------- -----------

                                   1995        1994
------------------------------- ----------- -----------

                                    (IN MILLIONS)


Revenues                         $1,158.7    $1,118.5
Operating profit (loss)             (21.2)       31.0
Net loss before
   extraordinary item               (63.5)       (6.4)
Total assets                        513.9       550.1
Long-term debt                      408.8       404.1
Investments and advances
   from Host Marriott
   Corporation                        ---       (52.3)
Shareholders' deficit              (123.1)        ---

------------------------------- ----------- -----------

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     An analysis of the activity in the "Investments and advances from Host Marriott Corporation" for the two years ended December 29, 1995 is as follows (in millions):

------------------------------------------- -----------

Balance, January 1, 1994                       $ 62.5

Assets transferred from Host Marriott, net       (2.7)
Cash transfers to Host Marriott, net            (40.5)
Net loss                                         (7.9)
------------------------------------------- -----------

Balance, December 30, 1994                       11.4

Assets transferred from Host Marriott, net      (84.5)
Cash transfers from Host Marriott, net           23.6
Net loss                                        (73.6)
Capitalization of Company                       123.1
------------------------------------------- -----------

Balance, December 29, 1995                     $  ---
=======================================================


     The average balance for the fiscal years 1995 and 1994 was $(67.3) million and $37.0 million, respectively.
     For purposes of governing certain of the ongoing relationships between the Company and Host Marriott after the special dividend and to provide for an orderly transition, the Company and Host Marriott entered into various agreements including a Distribution Agreement, an Employee Benefits Allocation Agreement, a Tax Sharing Agreement (see Note 4) and a Transitional Services
Agreement. Effective as of the Distribution Date, these agreements provide, among other things, for the allocation of assets and liabilities between the Company and Host Marriott. The agreements establish certain obligations for the Company to issue shares upon exercise of Host Marriott warrants and to issue shares or pay cash to Host Marriott upon exercise of stock options and upon release of deferred stock awards held by certain former employees of Host Marriott (see Note 7). The agreements also provide that the Company will receive corporate services, such as accounting and computer systems support, and may receive transitional services (cash management, accounting and others) from Host Marriott. Payments made to Host Marriott relating to these agreements totaled $0.1 million in 1996.



3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

-------------------------------- ----------- -----------

                                    1996        1995
-------------------------------- ----------- -----------

                                     (IN MILLIONS)


Leasehold improvements             $ 402.6     $ 399.7
Furniture and equipment              231.5       230.7
Construction in progress              29.0        15.5
-------------------------------- ----------- -----------
Subtotal                             663.1       645.9
Less:  accumulated
       depreciation and
       amortization                 (388.9)     (374.7)
-------------------------------- ----------- -----------

Total property and equipment       $ 274.2     $ 271.2
========================================================


     Under SFAS No. 121, the Company reviews the impairment of its assets employed in its business lines (airports, tollroads and shopping mall and entertainment) on an individual operating-unit basis.
     For each operating unit determined to be impaired, an impairment loss equal to the difference between the carrying value and the fair value of the individual operating unit's assets is recognized. Fair value, on an individual operating unit basis, is estimated to be the present value of expected future cash flows, as determined by management, after considering such factors as future air travel, toll-paying vehicle data and inflation. As a result of the adoption of SFAS No. 121, the Company recognized a non-cash, pre-tax charge against earnings during the fourth quarter of 1995 of $46.8 million.
     Prior to September 9, 1995, the Company determined the impairment of operating unit assets on a business-line basis. Using the business-line basis, if the net carrying costs exceeded the estimated future undiscounted cash flows from a business-line basis, such excess costs would be charged to expense. Although the Company has been aware that certain operating units were generating losses and cash flow deficits since the late 1980s, because the estimated future undiscounted cash flow on a business-line basis exceeded the carrying amount of the Company's long-lived assets on a business-line basis, the Company offset such negative cash flows with positive cash flows from other operating units in the applicable business lines and did not recognize any impairment prior to the adoption of SFAS No. 121.

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Effective September 9, 1995, the Company adopted SFAS No. 121 and wrote down the assets of 15 individual operating units by recognizing a non-cash, pretax charge against earnings of $46.8 million. Twelve of the fifteen units had projected cash flow deficits and, accordingly, the assets of these units were written off in their entirety. The remaining three units had projected positive cash flows, and the assets were partially written down to their respective fair values. Approximately 72% of the total 1995 write-down related to two operating units (one tollroad unit and one airport unit). Historically, the Company has incurred negative cash flows at 11 of the 15 individual operating units, which aggregated approximately $1.0 million, $5.0 million and $3.6 million, in 1996, 1995 and 1994, respectively, and were included in the Company's reported cash flows from operations. During 1996, 5 of the original 15 impaired units either were disposed of or the lease term expired. As of the end of 1996, the total cash flow deficit from the remaining 10 operating units was projected to be approximately $27.8 million over the remaining weighted-average life of 5 years. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.


4.  INCOME TAXES

The provision (benefit) for income taxes consists of:

------------------------- -------- ---------- ----------
                           1996      1995       1994
------------------------- -------- ---------- ----------

                                  (IN MILLIONS)

Current:
   Federal                $ 11.9    $   ---     $  0.1
   Foreign                   0.2        ---        ---
   State                     3.6        1.5        3.7
------------------------- -------- ---------- ----------
Total current
   provision                15.7        1.5        3.8
--------------------------------------------------------

Deferred:
   Federal                  (2.4)     (17.4)      (4.9)
   Foreign                  (0.2)       ---        ---
   State                     2.7       (5.1)      (1.4)
   Increase (decrease)
      in valuation
      allowance             (5.6)      24.9        ---
------------------------- -------- ---------- ----------
Total deferred
   provision (benefit)      (5.5)       2.4       (6.3)
------------------------- -------- ---------- ----------

Total provision
   (benefit)              $ 10.2     $  3.9     $ (2.5)
========================================================

     The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets and liabilities is as follows:

---------------------------------- ---------- ----------
                                     1996       1995
---------------------------------- ---------- ----------

                                      (IN MILLIONS)

Deferred tax assets:
   Tax credit carryforwards          $ 21.7     $ 30.0
   Property and equipment              55.0       57.8
   Casualty insurance                   8.8       10.4
   Reserves                            10.4       11.9
   Employee benefits                   16.7        8.0
   Accrued rent                        12.3       11.4
---------------------------------- ---------- ----------
Gross deferred tax assets             124.9      129.5

Less:  valuation allowance            (36.0)     (41.6)
---------------------------------- ---------- ----------
Net deferred tax assets                88.9       87.9
---------------------------------- ---------- ----------

Deferred tax liabilities:
   Safe harbor lease investments       (5.0)      (7.2)
   Other deferred tax liabilities      (5.2)      (5.8)
---------------------------------- ---------- ----------
Gross deferred tax liabilities        (10.2)     (13.0)
---------------------------------- ---------- ----------

Net deferred income taxes            $ 78.7     $ 74.9
========================================================

     At the end of fiscal year 1996, the Company had approximately $3.3 million of alternative minimum tax credit carryforwards which do not expire, and $18.4 million of other tax credits that expire through 2011. The Company establishes a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized. During 1996, the Company decreased the deferred tax asset and valuation allowance by $5.6 million due to the decrease in the state effective tax rate and the expir-ation of purchase business combination tax credits. During 1995, the Company increased the valuation allowance by $24.9 million based on its assessment of the realizability of the net deferred tax assets.
     Realization of the net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during the periods in which temporary differences reverse. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Although realization is not assured, the Company believes it is more likely than not that the net deferred tax assets will be realized.
                                   35

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     A reconciliation of the statutory Federal tax rate to the Company's effective income tax rate follows:

---------------------- ---------- ---------- ----------
                         1996       1995       1994
---------------------- ---------- ---------- ----------

                                (IN MILLIONS)

Statutory Federal
   tax rate               35.0 %    (35.0)%    (35.0)%
State income tax,
   net of Federal
   tax benefit             4.8        1.6       14.4
Tax credits                5.8       (0.9)      (6.7)
Change in valuation
   allowance             (22.9)      41.4        ---
Effect of state tax
   rate changes
   on deferred taxes      13.6        ---        ---
Other, net                 5.3       (0.6)       3.3
---------------------- ---------- ---------- ----------

Effective income
   tax rate                41.6%      6.5 %    (24.0)%
=======================================================

     Beginning with the 1996 fiscal year, the Company will file a consolidated Federal income tax return, including all of its domestic subsidiaries. Prior to fiscal year 1996, the Company was included in the consolidated Federal income tax return of Host Marriott and its affiliates. The income tax provision or benefit included in these financial statements reflects the income tax provision or benefit and temporary differences attributable to the operations of the Company on a separate income tax return basis.
     In connection with the Distribution, the Company and Host Marriott entered into a tax sharing agreement (the "Tax Sharing Agreement") that defines each of their rights and obligations with respect to deficiencies and refunds of Federal, state and other income or franchise taxes relating to the Company's business for tax years prior to the Distribution and with respect to certain tax attributes of the Company after the Distribution.
     In general, with respect to periods ending on or before December 29, 1995, Host Marriott is responsible for (i) filing both consolidated Federal income tax returns for the Host Marriott affiliated group and combined or consolidated state tax returns for any group that includes any member of the Host Marriott affiliated group and the Company or any of the Company's subsidiaries for the relevant periods of time that such companies were members of the Host Marriott affiliated group; and (ii) paying the taxes relating to such returns (including any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities). The Company reimburses Host Marriott for a defined portion of such taxes.
     Prior to the existence of the Tax Sharing Agreement, all current tax provision amounts were treated as paid to, or received from, Host Marriott in accordance with Host Marriott's tax sharing policy.
     The Company made income tax payments of $15.9 million in 1996 and paid $12.6 million and $1.0 million to Host Marriott for income taxes in 1995 and 1994, respectively.


5.  DETAIL OF OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

------------------------------- ----------- ----------
                                   1996       1995
------------------------------- ----------- ----------

                                    (IN MILLIONS)

Accrued rent                         $20.8      $12.0
Operating insurance accruals           9.9        7.1
Accrued restructuring costs            7.1       13.5
International accruals                 3.6        1.7
Accrued franchise fees                 2.0        1.5
Other                                 19.3       13.1
------------------------------- ----------- ----------
Total other current liabilities      $62.7      $48.9
======================================================


6.  DEBT

Debt consists of the following:

-------------------------------- ---------- ----------
                                   1996       1995
-------------------------------- ---------- ----------

                                    (IN MILLIONS)

Senior Notes with a fixed rate
   of 9.5%, due 2005               $400.0     $400.0
Capital lease obligations             0.7        ---
Other                                 7.5        8.8
-------------------------------- ---------- ----------
Total debt                          408.2      408.8
Less:  current portion               (0.8)      (1.2)
-------------------------------- ---------- ----------

Total long-term debt               $407.4     $407.6
======================================================

                                   36

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




SENIOR NOTES

In May 1995, Host International (and its former parent corporation, Host Marriott Travel Plazas, Inc., which was merged into Host International) issued $400.0 million of senior notes due in 2005 (the "Senior Notes"), the net proceeds of which were distributed to Host Marriott Hospitality, Inc., ("Hospitality"), and were used to retire portions of Hospitality's senior notes (the "Hospitality Notes") and to repay a portion of Hospitality's line of credit (the "Line of Credit"). The Senior Notes are fully and unconditionally guaranteed (limited only to the extent necessary to avoid such guarantees being considered a fraudulent conveyance under applicable law) on a joint and several basis by certain subsidiaries of Host International (the "Guarantors"). The Senior Notes are also secured by a pledge of the capital stock of the Guarantors. The indenture governing the Senior Notes (the "Senior Notes
Indenture") contains covenants that, among other things, limit the ability of Host International and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors and enter into certain mergers and consolidations.
     At and subsequent to the issuance of the Senior Notes, distributions of Host International's equity, including earnings accumulated subsequent to the date of issuance (but excluding an amount equal to capital contributions made by the Company or pursuant to a sale of Host International's capital stock) will be restricted but available for the payment of dividends to the Company to the extent that the cumulative amount of such dividends does not exceed $25.0 million plus an amount equal to the excess of Host International's earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA," as defined in the Senior Notes Indenture) over 200% of Host International's interest expense. As of January 3, 1997, Host International had approximately $57.3 million of unrestricted funds available for distribution to the Company under the provisions of the Senior Notes Indenture. However, certain covenants of the loan agreements referred to below further restrict Host International's ability to dividend these funds to the Company.

CREDIT FACILITIES

The First National Bank of Chicago ("First Chicago"), as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International in an aggregate principal amount of $75.0 million for a 5-year term ("Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $40.0 million for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $35.0 million ("Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. An annual commitment fee ranging from 0.25% to 0.375% is charged on the unused portion of the Facilities. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's pledge of, and a first perfected security interest in, the capital stock of Host International and certain of its subsidiaries.
        The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International within 18 months after the closing date of the Facilities on December 29, 1995. The loan agreements also contain certain financial ratio and capital expenditure covenants. Outstanding borrowings under the Revolver Facility are also required to be repaid in full for 30 consecutive days during each fiscal year. Any indebtedness outstanding under the Facilities will become due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of the end of fiscal year 1996, and throughout the fiscal year 1996, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




HOSPITALITY NOTES

In connection with the Marriott International Distribution (the "MI Distribution") discussed in Note 13, Host Marriott completed an exchange offer (the "Exchange Offer") pursuant to which holders of notes, in the aggregate principal amount of approximately $1.2 billion ("Old Notes"), exchanged such Old Notes for a combination of (i) cash, (ii) common stock of Host Marriott and
(iii) the Hospitality Notes. The coupon and maturity date for each series of Hospitality Notes was 100 basis points higher and generally four years later, respectively, than the series of Old Notes for which it was exchanged. Host Marriott secured one series of Old Notes due in 1995 that did not tender in the Exchange Offer equally and ratably with the New Notes issued in the Exchange Offer. For accounting purposes, such Old Notes were pushed down to Hospitality.
     The Hospitality Notes were secured by a pledge of the stock of, and fully and unconditionally, jointly and severally guaranteed by, Hospitality, its direct subsidiaries and most of Hospitality's indirect subsidiaries, including Host International. The indenture governing the Hospitality Notes contained covenants that, among other things, limited the ability of Hospitality and Host International to incur additional debt, create additional liens, engage in certain transactions with related parties, or enter into agreements which restrict a subsidiary in paying dividends or making certain other payments.

LINE OF CREDIT

In connection with the MI Distribution, Host Marriott, through one of its wholly owned subsidiaries, entered into the Line of Credit with Marriott International. Pursuant to the Line of Credit, the parent company of Hospitality (a wholly owned subsidiary of Host Marriott) was entitled to borrow up to $630.0 million for certain permitted uses from Marriott International through 2007, with all unpaid advances due August 31, 2008. Borrowings under the Line of Credit bore interest at LIBOR plus 4% (10.125% at December 30, 1994), with any interest in excess of 10.5% per annum deferred. An annual fee of 1% was charged on the unused portion of the commitment. The Line of Credit was guaranteed by Host Marriott and certain of Host Marriott's subsidiaries.

     Aggregate debt maturities, excluding capital lease obligations, at the end of fiscal year 1996 are as follows:


---------------------------------- --------------------
Fiscal Years
---------------------------------- --------------------
                                      (IN MILLIONS)


1997                                            $  0.8
1998                                               0.9
1999                                               0.9
2000                                               1.0
2001                                               1.0
Thereafter                                       402.9
---------------------------------- --------------------

Total debt                                      $407.5
=======================================================


     Deferred financing costs, which are included in other assets, amounted to $10.2 million and $11.2 million at the end of fiscal year 1996 and 1995, respectively. Cash paid for interest was $38.8 million, $39.8 million and $40.5 million in 1996, 1995 and 1994, respectively.



7.  SHAREHOLDERS' DEFICIT

One hundred million shares of common stock, without par value, are authorized, of which 34.4 million shares were issued as of the end of fiscal year 1996 and
31.9 million shares were issued as of the end of fiscal year 1995. One million shares of preferred stock, without par value, are authorized, of which 100,000 shares of junior participating preferred stock have been authorized and reserved for issuance in connection with the Company's stockholder rights plan described below.


WARRANTS

In March 1993, Host Marriott settled a class action lawsuit involving certain bondholders by originally issuing to the bondholders warrants to purchase up to
7.7 million shares of Host Marriott common stock, approximately 7.2 million of which were unissued as of the Distribution Date. As a result of the Distribution, such warrants are exercisable for one share of Host Marriott's common stock and one fifth of one share of the Company's common stock at the exercise price of (i) $8.00, if exercised before October 8, 1996, or (ii) $10.00, if exercised after October 8, 1996, but before the expiration date of the warrants of October 8, 1998.
     As of the end of fiscal year 1996, the Company had issued 1,369,621 common shares of the Company resulting from the exercise of Host Marriott warrants. Proceeds received from the

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



issuance of these common shares were $5.8 million. As of January 3, 1997, the Company was obligated to issue 68,564 shares of common stock for the remaining unexercised Host Marriott warrants at a price of $1.07. The warrants expire on October 8, 1998.

STOCKHOLDER RIGHTS PLAN

In conjunction with the Distribution, the Company adopted a stockholder rights plan entitling the holders of each share of the Company's common stock to one preferred stock purchase right. Each right entitles the holder to purchase from the Company one one-thousandth of a share (a "Unit") of a newly issued series of the Company's junior participating preferred stock at a price of $75.00 per Unit. The rights will be exercisable 10 days after a person or group acquires beneficial ownership of 20 percent or more of the Company's common stock, or begins a tender or exchange offer for 30 percent or more of the Company's common stock. The rights are nonvoting and expire December 29, 2006, unless exercised or previously redeemed by the Company at the redemption price of $0.01 per right. If the Company is involved in a merger or certain other business combinations not approved by the Board of Directors, each right entitles its holder, other than the acquiring person or group, to purchase common stock of the Company having a value of twice the exercise price of the right.

HOST MARRIOTT STOCK OPTIONS AND DEFERRED STOCK AWARDS
HELD BY MARRIOTT INTERNATIONAL EMPLOYEES

On the Distribution Date, certain employees of Marriott International, Inc. ("Marriott International" - see Note 13) held Host Marriott nonqualified stock options (the "MI Host Marriott Options") and deferred stock incentive shares (the "MI Deferred Stock"). As a result of the Distribution, the MI Host Marriott Options remained options to acquire only shares of Host Marriott common stock, except that the exercise price of, and the number of shares underlying, such options was adjusted to preserve the intrinsic value of the options to their holders. Likewise, each award for MI Deferred Stock remained awards to be paid using Host Marriott common stock and the number of shares was adjusted to preserve the intrinsic value. Host Marriott and the Company have agreed to share the cost to Host Marriott of the adjustments to the MI Host Marriott Options and the MI Deferred Stock.
     The Company may issue to Host Marriott up to 1.4 million shares of the Company's common stock upon the exercise of the MI Host Marriott Options and approximately 204,000 shares upon the release of the MI Deferred Stock. At the Company's option, the Company may satisfy these obligations by paying to Host Marriott cash equal to the value of such shares of the Company's common stock on the last day of the fiscal year in which the options are exercised or the deferred shares are released. The Company will receive approximately 11% of the exercise price of each MI Host Marriott Option exercised.
     These obligations, which are included as a component of shareholders' deficit, totaled $8.6 million and $7.2 million as of year end 1996 and 1995, respectively. The increase in the obligation during 1996 was attributable to the adjustment made to the capitalization of the Company in connection with its spin-off from Host Marriott.

ADJUSTMENTS TO DISTRIBUTION OF CAPITALIZATION OF THE COMPANY

The carrying amounts of certain assets and liabilities distributed to the Company in connection with the Distribution were based on estimates. During 1996, the Company revised certain of these estimates and recorded $4.8 million of adjustments to the original capitalization of the Company.



8.  STOCK-BASED COMPENSATION PLANS

In conjunction with the Distribution, the Company adopted the Comprehensive Stock Plan, under which the Company may make to participating employees (i) awards of restricted shares of the Company's common stock, (ii) deferred awards of shares of the Company's common stock, and (iii) awards of options to purchase the Company's common stock. In addition, the Company has an Employee Stock Purchase Plan. The Company has reserved 6.5 million and 750,000 shares of common stock for issuance in connection with the Comprehensive Stock Plan and the Employee Stock Purchase Plan, respectively. The principal terms and conditions of each of the plans are summarized below.

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



RESTRICTED STOCK AWARDS

Restricted shares are awarded to certain officers and key executives. All current restricted share awards expire at the end of fiscal year 1998. Compensation expense is recognized over the award period and consists of time and performance based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria.
     In 1993, Host Marriott issued 781,500 shares of Host Marriott restricted stock to certain officers and key executives of the Company. The restricted shares of Host Marriott stock outstanding at the Distribution Date received the stock dividend in accordance with the one-for-five distribution ratio. During the first 12 weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott stock elected to convert those restricted shares into restricted shares of the Company's stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive.
     The Company awarded 445,362 shares of new restricted stock to key executives of the Company in 1996.

DEFERRED STOCK AWARDS

Deferred stock incentive shares granted to key employees generally vest over five to ten years in annual installments commencing one year after the date of grant. Certain employees may elect to defer payments until termination or retirement. The Company accrues compensation expense for the fair market value of the shares on the date of grant, less estimated forfeitures.
     In connection with the Distribution, the deferred stock incentive shares granted to employees of the Company and employees of Host Marriott were split in accordance with the one-for-five distribution ratio. During 1996 and 1995, deferred stock incentive shares granted to employees totaled 163,813 and 31,600, respectively. Company executives holding restricted stock awards are not eligible to receive new deferred stock awards. As of January 3, 1997, and December 29, 1995, there were 265,202 and 146,809 deferred stock incentive shares, respectively, of the Company that were granted and not yet distributed to employees. Subsequent to January 3, 1997, the Company granted approximately 145,000 deferred stock incentive shares to employees relating to the 1996 fiscal year.

STOCK OPTION AWARDS

Employee stock options may be granted to key employees at not less than fair market value on the date of the grant. Options granted before May 11, 1990, expire 10 years after the date of grant and nonqualified options granted on or after May 11, 1990, expire from 10 to 15 years after the date of grant. Most options vest ratably over each of the first four years following the date of the grant. There was no compensation cost recognized by the Company relating to stock options during the 1996 and 1995 fiscal years.
     In connection with the Distribution, the outstanding Host Marriott options held by current employees of the Company and employees of Host Marriott were redenominated in both Company and Host Marriott stock and the exercise prices of the options were adjusted based on the relative trading prices of shares of the common stock of the two companies immediately following the Distribution.
     Presented below is a summary of the Company's stock option activity:

------------------------------- ------------ ------------
                                              WEIGHTED
                                               AVERAGE
                                  SHARES        PRICE
------------------------------- ------------ ------------

Balance, December 30, 1994          433,940        $3.75

Granted                               1,300         5.07
Exercised                               ---          ---
Forfeited/Expired                       ---          ---
------------------------------- ------------ ------------

Balance, December 29, 1995          435,240        $3.75

Granted                           1,660,800         7.21
Exercised                            72,231         3.57
Forfeited/Expired                    67,635         5.55
------------------------------- ------------ ------------

Balance, January 3, 1997          1,956,174        $6.63
=========================================================

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     The weighted-average fair value of the Company's stock options, calculated using the Black-Scholes option-pricing model, granted during the fiscal years ended 1996 and 1995 is $5.3 million and $4 thousand, respectively.
     At the end of fiscal year 1995, 247,881 options were exercisable with exercise prices ranging from $0.86 per share to $5.50 per share. At the end of fiscal year 1996, 254,970 of the 2.0 million stock options outstanding were exercisable and had exercise prices between $0.86 and $5.50, with a weighted-average exercise price of $3.35 and a weighted-average remaining contractual life of 11.0 years. The remaining 1.7 million options had exercise prices between $4.03 and $8.88, with a weighted-average exercise price of $7.12 and a weighted-average remaining contractual life of 12.3 years. Company executives holding restricted stock awards are not eligible to receive new stock option awards.

EMPLOYEE STOCK PURCHASE PLAN

Under the terms of the Employee Stock Purchase Plan, eligible employees may purchase the Company's common stock through payroll deductions at the lower of the market value of the stock at the beginning or end of the plan year. During the first quarter of 1997, 277,180 common shares were sold to employees under the terms of the Employee Stock Purchase Plan at an exercise price of $6.06 per share. Proceeds received by the Company from the sale of these shares were approximately $1.7 million.
     There was no compensation cost recognized by the Company relating to the Employee Stock Purchase Plan during the 1996 and 1995 fiscal years. The fair value of the option feature of the 277,180 shares, calculated using the Black-Scholes option-pricing model, was $285 thousand.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Compensation cost recognized by the Company relating to restricted stock and deferred stock awards granted under the Comprehensive Stock Plan was $3.7 million and $0.8 million for fiscal years 1996 and 1995, respectively.
     Had the Company elected to recognize compensation cost for all awards granted under the Comprehensive Stock Plan and the Employee Stock Purchase Plan based on the fair value of the awards at the grant dates, consistent with the method prescribed by SFAS No. 123, net income (loss) and income (loss) per common share would have been changed to the pro forma amounts indicated below:

---------------------- -------------- -------- -- ---------

                                       1996         1995
---------------------- -------------- -------- -- ---------
                                      (IN MILLIONS EXCEPT
                                       PER SHARE AMOUNTS)


Net income (loss):     As reported      $14.3      $(73.6)
                       Pro forma         13.7       (73.6)

Income (loss) per common share:
    Primary            As reported      $0.40      $(2.33)
                       Pro forma         0.39       (2.33)

    Fully-diluted      As reported      $0.40      $(2.33)
                       Pro forma         0.38       (2.33)
---------------------- -------------- -------- -- ---------

Note:Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of the effects on net income and income per common share expected in future years.


     Fair values of stock options used to compute pro forma net income (loss) and income (loss) per common share disclosures were determined using the Black-Scholes option-pricing model. The significant weighted-average assumptions used in the model for 1996 and 1995 included the following: a dividend yield of 0%; an expected volatility of 34.7%; a risk-free interest rate of 6.0%; and an expected holding period of seven years.



9.  PROFIT SHARING AND POSTEMPLOYMENT BENEFIT PLANS

Employees meeting certain eligibility requirements can elect to participate in profit sharing and deferred compensation plans. The amount to be matched by the Company is determined annually by the Company's Board of Directors. The cost of these plans is based on salaries and wages of participating employees and totaled $2.5 million in 1996 and $2.0 million in both 1995 and 1994.
     Host International has a supplemental retirement plan for certain key officers. The liability relating to this plan recorded as of the end of 1996

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



and 1995 was $5.8 million and $5.6 million, respectively. The compensation cost recognized for each of the fiscal years of 1996, 1995 and 1994 was $0.3 million.
     Prior to the Distribution, the Company provided postretirement medical benefits to a very limited number of retired employees meeting restrictive eligibility requirements. For the 1995 and 1994 fiscal years, medical expenses accrued and/or paid under these arrangements were immaterial to the financial statements. In connection with the Distribution, Host Marriott became the obligor with respect to these postretirement benefits.



10.  RESTRUCTURING

During 1995, the Company performed a review of its operating structure and core business processes to identify opportunities to improve operating effectiveness. As a result of this review, management approved a formal restructuring plan in October 1995 and the Company recorded a pretax restructuring charge to earnings of $14.5 million in the fourth quarter of 1995. The restructuring charge was primarily comprised of involuntary employee termination benefits (related to its realignment of operational responsibilities) and lease cancellation penalty fees and related costs resulting from the Company's plan to exit certain activities in its entertainment venues.
     The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be implemented systematically throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. The Company expects to complete its plan to involuntarily terminate employees by the end of the second quarter of 1997, although severance payments are expected to continue beyond the end of the second quarter of 1997 due to the provisions of the program that allow for extended severance payments. As of the end of fiscal year 1996, the Company had terminated 185 positions in connection with the restructuring plan.
     The exit plan specifically identified 10 operating units in entertainment venues that were to be closed. These retail operations were deemed to be inconsistent with the Company's core operating strategies. As of the end of fiscal year 1996, 7 of the 10 stores had been closed, and the Company expects to complete the exit plan by the end of the first quarter of 1997. Revenues and operating profits / (losses) of the 10 stores amounted to $6.0 million and $40 thousand, respectively, in 1996, $8.0 million and $(0.5) million, respectively, in 1995, and $8.4 million and $(0.2) million, respectively, in 1994.
     The following table sets forth the restructuring reserve and related activity as of January 3, 1997:

---------------- ----------- --------------------- ---------
                               ACTIVITY TO DATE
                             ---------------------
                                         CHANGES   RESERVE
                 PROVISION     COSTS       IN       AS OF
                  RECORDED   INCURRED   ESTIMATE    1/3/97
---------------- ----------- ---------- ---------- ---------

                               (IN MILLIONS)


Employee
  termination
  benefits            $11.6      $ 5.3     $ ---      $ 6.3
Asset
  writedowns            0.5        0.8       0.3        ---
Lease
  cancellation
  penalty fees
  and related
  costs                 2.4        1.7      (0.3)       0.4
---------------- ----------- ---------- ---------- ---------

Total                 $14.5      $ 7.8     $ ---      $ 6.7
============================================================



11.  COMMITMENTS AND CONTINGENCIES

Future minimum annual rental commitments for noncancellable operating leases as of the end of fiscal year 1996 follows:

---------------------------------- -------------------
Fiscal Years
---------------------------------- -------------------

                                     (IN MILLIONS)


1997                                           $121.9
1998                                            111.2
1999                                            105.0
2000                                             85.7
2001                                             77.1
Thereafter                                      218.2
---------------------------------- -------------------

Total minimum lease payments                   $719.1
======================================================

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     The Company leases property and equipment under noncancellable leases. A number of leases are with airport and tollroad authorities and provide for the Company's exclusive right to operate concessions subject to stipulated sublease arrangements and certain approvals for product pricing structures and the avoidance of events of uncured defaults. Certain leases contain provisions for the payment of contingent rentals based on sales in excess of stipulated amounts and many also contain contractual rental payment increases throughout the term of the lease. The minimum rent increases are amortized over the term of the applicable lease on a straight-line basis. Future minimum annual rental commitments of $719.1 million have not been reduced by minimum sublease rentals of $39.3 million payable to the Company under noncancellable subleases as of the end of fiscal year 1996.
     Certain leases require a minimum level of capital expenditures for renovations and facility expansions during the lease terms. At the end of fiscal year 1996, the Company was committed to invest approximately $69.4 million for initial investment and mid-term refurbishments over various contract dates ranging from 2 to 15 years.
     Rent expense consists of:


----------------------- ------------------------------

                          1996      1995       1994
----------------------- --------- ---------- ---------

                                (IN MILLIONS)


Minimum rental on
   operating leases       $125.1    $107.7     $111.7
Additional rental
   based on sales           78.4      74.8       71.7
----------------------- --------- --------- ----------

Total rent expense        $203.5    $182.5     $183.4
======================================================


     Certain of the Company's leases related to facilities used in the former restaurant business. Most of these leases contained one or more renewal options generally for 5 or 10-year periods. Rent expense on such operating leases totaled $2.3 million in 1995 and $3.3 million in 1994. The Company also had capital lease obligations related to its former restaurant business with total lease payments of $17.0 million and a present value of minimum lease payments of $9.0 million at December 30, 1994. All of the restaurant operations, including the related capital, operating and contingent lease obligations, were transferred to Host Marriott in 1995.
     The Company's facilities are operated under numerous long-term concession agreements with various airport and tollroad authorities. The Company historically has been successful at retaining such arrangements and winning new business, enabling it to replace lost concession facilities. However, the expiration of certain of these agreements could have a significant impact on the Company's financial condition and results of operations, and there can be no assurance that the Company will succeed in replacing lost concession facilities and retaining the remainder of its facilities in the future.
     The Company is from time to time the subject of, or involved in, litigation matters. Management believes that any liability or loss resulting from such matters will not have a material adverse effect on the financial position or results of operations of the Company.



12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The fair value of the Senior Notes are based on quoted market prices and the fair value of other long-term debt instruments are estimated by discounting the expected future cash flows using the current rates at which similar debt would be provided from lenders for the same remaining maturities.
     The carrying values and fair values of certain of the Company's financial instruments are shown in the table below:


                     JANUARY 3, 1997     DECEMBER 29, 1995
------------------ --------------------- ------------------

                   CARRYING     FAIR     CARRYING   FAIR
                    AMOUNT      VALUE     AMOUNT    VALUE
------------------ ---------- ---------- --------- --------

                                (IN MILLIONS)

Financial
liabilities:
   Senior Notes       $400.0     $402.6    $400.0   $396.0
   Other debt            8.2        8.6       8.8      8.8
------------------ ---------- ---------- --------- --------



13.  RELATIONSHIP WITH MARRIOTT INTERNATIONAL

On October 8, 1993 (the "MI Distribution Date"), Host Marriott distributed through a special dividend to holders of Host Marriott common stock all of the

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



outstanding  shares of its wholly owned subsidiary  Marriott  International.
     In connection with the MI Distribution, Host Marriott and Marriott International entered into various management and transitional service agreements. In 1995 and 1994, the Company purchased food and supplies of $63.8 million and $65.2 million, respectively, from affiliates of Marriott International under one such agreement. In addition, under various service agreements, Host Marriott paid to Marriott International $11.9 million and $10.5 million in 1995 and 1994, respectively, which represented the Company's allocated portion of these expenses.
     In connection with the Distribution, the Company and Marriott International entered into several transitional agreements, each of which is described below:

CONTINUING SERVICES AGREEMENT

This agreement provides that the Company will receive (i) various corporate services such as computer systems support and telecommunication services; (ii) various procurement services, such as developing product specifications, selecting vendors and distributors for proprietary products and purchasing certain identified products; (iii) various product supply and distribution services; (iv) casualty claims administration services solely for claims which arose on or before October 8, 1993; (v) employee benefit administration services and (vi) a sublease for the Company's headquarters office space. The sublease was terminated in February 1997 when the Company relocated to its new corporate headquarters.
     As a part of the Continuing Services Agreement, the Company paid Marriott International $76.9 million for purchases of food and supplies and paid $10.7 million for corporate support services during 1996.

NONCOMPETITION AGREEMENT

In connection with the MI Distribution, Host Marriott and Marriott International entered into a Noncompetition Agreement dated October 8, 1993 (the "Noncompetition Agreement") pursuant to which Host Marriott and its subsidiaries, including those comprising its food, beverage and merchandise concession businesses (the "Operating Group"), are prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that (i) competes with the food and facilities management business as currently conducted by Marriott International's wholly-owned subsidiary, Marriott Management Services, Inc. ("MMS," with such business being referred to as the "MMS Business"), provided that such restrictions do not apply to businesses that constitute part of the business comprising the then Host Marriott's Operating Group or (ii) competes with the hotel management business as conducted by Marriott International, subject to certain exceptions. Marriott International is prohibited from entering into, or acquiring an ownership interest in any entity that operates, any business that competes with the businesses comprising the then Host Marriott's Operating Group, providing that such restrictions do not apply to businesses that constitute a part of the MMS Business. The Noncompetition Agreement provides that the parties (including the Company) and any successor thereto will continue to be bound by the terms of the agreement until October 8, 2000.

LICENSE AGREEMENT

Pursuant to the terms of a License Agreement between Host Marriott and Marriott International dated October 8, 1993 (the "License Agreement"), the right, title and interest in certain trademarks, including "Marriott," were conveyed to Marriott International and Host Marriott and its subsidiaries, including those comprising the Operating Group. As a result, the Company was granted a license to use such trademarks in its corporate name and in connection with the Operating Group business subject to certain restrictions set forth in the License Agreement. In connection with the Distribution, the Company and Marriott International entered into a new License Agreement pursuant to which the Company and its subsidiaries retained the license to use such trademarks subject to the License Agreement.

           HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




14.  QUARTERLY FINANCIAL INFORMATION  (UNAUDITED)



                                                                               1996(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER       QUARTER       QUARTER        QUARTER        YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------

Revenues                                            $  259.8      $  290.3      $  335.1        $  392.5     $1,277.7
Operating profit                                         0.4          14.9          34.3            12.7         62.3
Net income (loss)                                       (4.9)          3.3          15.0             0.9         14.3
Income (loss) per common share:
    Primary (2)                                        (0.15)         0.09          0.42            0.03         0.40
    Fully-diluted (2)                                  (0.15)         0.09          0.42            0.03         0.40



                                                                               1995(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER     QUARTER (3)     QUARTER      QUARTER (4)      YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------

Revenues                                            $  232.3      $  259.7       $  311.0      $  359.3    $1,162.3
Operating profit (loss)                                 (2.6)          9.6           30.6         (57.9)      (20.3)
Income (loss) before extraordinary item                 (7.9)         (1.2)          13.7         (68.6)      (64.0)
Net income (loss)                                       (7.9)        (10.8)          13.7         (68.6)      (73.6)
Pro Forma income (loss) per common share:
    Income (loss) before extraordinary item                                                                    (2.02)
    Net income (loss)                                                                                          (2.33)



                                                                               1994(1)
------------------------------------------------ ---------------------------------------------------------------------
                                                    FIRST         SECOND        THIRD         FOURTH        FISCAL
(IN MILLIONS)                                      QUARTER     QUARTER (5)     QUARTER        QUARTER        YEAR
------------------------------------------------ ------------- ------------- ------------- -------------- ------------
Revenues                                            $  221.2      $  263.9       $  305.5      $  333.1     $1,123.7
Operating profit (loss)                                 (3.8)          2.8           30.2           2.6         31.8
Net income (loss)                                       (9.3)         (4.9)          13.3          (7.0)        (7.9)


(1) The first three quarters of 1996 consist of 12 weeks each, and the fourth quarter includes 17 weeks. The first three quarters of 1995 and 1994 consist of 12 weeks each, and the fourth quarter includes 16 weeks.
(2) The sum of income (loss) per common share for the four fiscal quarters differs from the annual income (loss) per common share due to the required method of computing the weighted-average number of shares in the respective periods.
(3) Second quarter 1995 results include an extraordinary loss on the extinguishment of long-term debt of $9.6 million (net of related income tax benefit of $5.2 million).
(4) Fourth quarter 1995 results include $46.8 million of write-downs of long lived assets which reflected the adoption of a new accounting standard and $14.5 million of restructuring charges primarily representing employee severance and lease buy-out costs, which were taken to restructure the Company's business processes, thereby reducing long-term operating and general and administrative costs.
(5) Second quarter results for 1994 include a $12.0 million charge for the transfer of an unprofitable stadium concessions contract to a third party, which was partially offset by a $4.4 million reduction in self-insurance reserves for general liability and workers' compensation claims.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



                                  PART III

        The information called for by Items 10-13 is incorporated by reference from the Host Marriott Services Corporation 1997 Annual Meeting of the Shareholders--Notice and Proxy Statement--(to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year).

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)   LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

      (1)  FINANCIAL STATEMENTS

           All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

      (2)  FINANCIAL STATEMENT SCHEDULES

           The following financial information is filed herewith on the pages indicated.

           FINANCIAL SCHEDULES:                                          PAGE

           I.   Condensed Financial Information of Registrant         S-1 to S-5

           II.  Valuation and Qualifying Accounts                        S-6

      (3)  REPORTS ON FORM 8-K

           News Release dated February 5, 1997 announcing fiscal year 1996 results and containing forward-looking statements.



        All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

(3)  EXHIBITS

EXHIBIT
  NO.                              DESCRIPTION
-------  --------------------------------------------------------------------
3.2      Amended and Restated Bylaws of Host Marriott Services Corporation

11       Computation of Income (Loss) Per Common Share

21       Listing of Subsidiaries of the Registrant

23.1     Consent of Arthur Andersen LLP, Independent Public Accountants

27       Financial Data Schedule (EDGAR Filing Only)

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April, 1997.

                                        HOST MARRIOTT SERVICES CORPORATION


                                             By: /S/ BRIAN W. BETHERS
                                            ---------------------------
                                                 Brian W. Bethers
                                               Senior Vice President
                                            and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons in their indicated capacities and on the date set forth above.

            SIGNATURE                                  TITLE
------------------------------       -----------------------------------------


  /S/  WILLIAM W. MCCARTEN           President, Chief Executive Officer
------------------------------       (Principal Executive Officer) and Director
    William W. McCarten

  /S/  BRIAN W. BETHERS              Senior Vice President and Chief Financial
------------------------------       Officer (Principal Financial Officer)
    Brian W. Bethers

  /S/  BRIAN J. GALLANT              Vice President--Corporate Controller and
------------------------------       Chief Accounting Officer (Principal
    Brian J. Gallant                 Accounting Officer)

  /S/  WILLIAM J. SHAW               Chairman of the Board of Directors
------------------------------
    William J. Shaw

  /S/  ROSEMARY M. COLLYER           Director
------------------------------
    Rosemary M. Collyer

  /S/  J. W. MARRIOTT, JR.           Director
------------------------------
    J. W. Marriott, Jr.

  /S/  RICHARD E. MARRIOTT           Director
------------------------------
    Richard E. Marriott

  /S/  R. MICHAEL MCCULLOUGH         Director
------------------------------
    R. Michael McCullough

                                     Director
------------------------------
    Gilbert T. Ray

                                     Director
------------------------------
    Andrew J. Young

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To the Shareholders of Host Marriott Services Corporation:

        We  have  audited  in  accordance  with  generally   accepted   auditing
standards, the consolidated financial statements of Host Marriott Services Corporation and subsidiaries, included in this Form 10-K and have issued our report thereon dated February 4, 1997. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules appearing on pages S-2 through S-6 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                    ARTHUR ANDERSEN LLP

Washington, D.C.
February 4, 1997

                                                                   SCHEDULE 1
                                                                   PAGE 1 OF 4



                     HOST MARRIOTT SERVICES CORPORATION
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------- ------------------ -- ------------------
                                                                               JANUARY 3,           DECEMBER 29,
                                                                                  1997                  1995
--------------------------------------------------------------------------- ------------------ -- ------------------

                                                                                         (IN MILLIONS)

                                  ASSETS


Cash and cash equivalents                                                            $   6.0              $    ---
--------------------------------------------------------------------------- ------------------ -- ------------------
     Total assets                                                                    $   6.0              $    ---
====================================================================================================================

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Advances received and losses in excess of investment in
     wholly owned subsidiaries                                                       $ 101.5               $ 123.1
Shareholders' deficit                                                                  (95.5)               (123.1)
--------------------------------------------------------------------------- ------------------ -- ------------------
      Total liabilities and shareholders' deficit                                    $   6.0               $   ---
====================================================================================================================















               See notes to the condensed financial information.

                                                                   SCHEDULE I
                                                                   PAGE 2 OF 4


                      HOST MARRIOTT SERVICES CORPORATION
                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      CONDENSED STATEMENTS OF OPERATIONS


                                                                                FISCAL YEARS
-------------------------------------------------------------- -------------------------------------------------
                                                                   1996              1995             1994
-------------------------------------------------------------- -------------- -- ------------- -- --------------

                                                                                (IN MILLIONS)


Earnings (losses) of combined subsidiaries                             $14.3          $(73.6)            $(7.9)
Tax provision                                                            ---             ---               ---
-------------------------------------------------------------- -------------- -- ------------- -- --------------

    Net income (loss)                                                  $14.3          $(73.6)            $(7.9)
================================================================================================================














          See   notes   to   the   condensed    financial information.

                                                                  SCHEDULE 1
                                                                  PAGE 3 OF 4


                   HOST MARRIOTT SERVICES CORPORATION
              CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   CONDENSED STATEMENTS OF CASH FLOWS



                                                                                  FISCAL YEARS
----------------------------------------------------------- ----------------------------------------------------------

                                                                 1996                 1995                1994
----------------------------------------------------------- ---------------- --- --------------- -- -----------------

                                                                                  (IN MILLIONS)



Cash from operations                                                  $ ---             $  ---               $  ---
Cash from investing activities                                          ---                ---                  ---
Cash from financing activities:
    Proceeds from stock issuances                                       6.0                ---                  ---
    Advances (to) from affiliates                                       ---              (23.6)                40.5
    Distributions (to) from Host Marriott                               ---               23.6                (40.5)
----------------------------------------------------------- ---------------- --- --------------- -- -----------------

Cash from financing activities                                          6.0                ---                  ---
----------------------------------------------------------- ---------------- --- --------------- -- -----------------

Change in cash and cash equivalents                                   $ 6.0             $  ---               $  ---
=====================================================================================================================







         See   notes   to   the   condensed  financial information.

                                                                 SCHEDULE 1
                                                                 PAGE 4 OF 4


                   HOST MARRIOTT SERVICES CORPORATION
        CONDENSED CONSOLIDATED FINANCIAL INFORMATION OF REGISTRANT
                NOTES TO CONDENSED FINANCIAL INFORMATION



1.    BASIS OF PRESENTATION

      On December 29, 1995, Host Marriott Services Corporation (the "Company") became a publicly traded company and the successor to Host Marriott Corporation's ("Host Marriott") food, beverage and merchandise concessions businesses in travel and entertainment venues ("the Distribution"). The Company operates restaurants, gift shops and related facilities at 72 airports, on 13 tollroads (including 92 travel plazas) and at 20 shopping malls, tourist attractions, stadiums and arenas. Many of the Company's concessions operate under branded names. The Company conducts its operations primarily in the United States through two wholly-owned subsidiaries: Host International, Inc. ("Host International," which was merged into its former parent, Host Marriott Travel
Plazas, Inc.) and Host Marriott Tollroads, Inc. ("Tollroads"). Host International also has international operations in The Netherlands, New Zealand, Australia and Canada.

      The Company's 1995 statement of financial position and 1995 and 1994 results of operations and cash flows are presented as if the Company were formed as a separate entity of Host Marriott until December 29, 1995. Host Marriott's historical basis in the assets and liabilities of the Company has been carried over.


2.    PRO FORMA INFORMATION

      In connection with the Distribution, the Company transferred three full-service hotels and assets and liabilities related to certain former restaurant operations to Host Marriott. The Company also entered into management agreements related to certain restaurant operations retained by Host Marriott. Management fees related to these contracts were $1.2 million and $2.0 million in 1995 and 1994, respectively.

      Summarized unaudited pro forma data as of and for the years ended December 29, 1995, and December 30, 1994, assuming the above transactions occurred at the beginning of each year, are as follows:

----------------------------------------------------------- --------------- -- ---------------- -- -----------------

                                                                                    1995                 1994
----------------------------------------------------------- --------------- -- ---------------- -- -----------------

                                                                                               (IN MILLIONS)


Earnings (losses) of combined subsidiaries                                            $ (63.5)             $  (6.4)
Net income (loss)                                                                       (63.5)                (6.4)
Total assets                                                                              ---                  ---
Combined amounts due to affiliates                                                        ---                (52.3)
Shareholders' deficit                                                                  (123.1)                 ---


                                                                 SCHEDULE II



                    HOST MARRIOTT SERVICES CORPORATION
                     VALUATION AND QUALIFYING ACCOUNTS
         FOR THE FISCAL YEARS ENDED JANUARY 3, 1997, DECEMBER 29, 1995
                          AND DECEMBER 30, 1994



                                                                    ADDITIONS
                                                 BALANCE AT         CHARGED TO                             BALANCE AT
                                                  BEGINNING         COSTS AND                                 END
               DESCRIPTION (2)                    OF PERIOD          EXPENSES        DEDUCTIONS (1)        OF PERIOD
---------------------------------------------- ---------------- -- ------------- -- ----------------- -- ---------------
                                                                            (IN MILLIONS)


Allowance for doubtful accounts
      1994                                                $4.6             $1.6               $(0.7)               $5.5
      1995                                                 5.5              3.7                (0.1)                9.1
      1996                                                 9.1              2.9                (1.7)               10.3


Allowance for notes receivable
      1994                                                $7.0              ---                (0.6)                6.4
      1995                                                 6.4              ---                (6.4)                ---
      1996                                                 ---              0.4                  ---                0.4


(1) Charges to the accounts are for the purpose for which the reserves were created.
(2) The deferred tax asset valuation allowance has been omitted from this schedule because the required information is shown in the notes to the financial statements.