Form 10-Q
period 1997-07-18
HOST MARRIOTT SERVICES CORP
filed 1997-08-01
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                    OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           QUARTER ENDED JUNE 20, 1997 COMMISSION FILE NO. 1-14040

                      HOST MARRIOTT SERVICES CORPORATION


                DELAWARE                               52-1938672
       ------------------------          --------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)


                             6600 ROCKLEDGE DRIVE
                           BETHESDA, MARYLAND 20817
                                (301) 380-7000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT

     TITLE OF EACH CLASS          NAME OF EACH  EXCHANGE  ON WHICH  REGISTERED
-------------------------------   --------------------------------------------
 Common Stock,  no par value              Chicago Stock Exchange
 (34,678,649  shares outstanding          New York Stock Exchange
 as of June 20, 1997)                     Pacific Stock Exchange
                                          Philadelphia Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock outstanding as of July 22, 1997, was 34,694,951.

              HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                  INDEX

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
            For the Twelve Weeks and Twenty-Four Weeks Ended
            June 20, 1997 and June 14, 1996                                   2

         Condensed Consolidated Balance Sheets -
            As of June 20, 1997 and January 3, 1997                           3

         Condensed Consolidated Statements of Cash Flows -
            For the Twenty-Four Weeks Ended June 20, 1997
            and June 14, 1996                                                 4

         Condensed Consolidated Statement of Shareholders' Deficit -
            For the Twenty-Four Weeks Ended June 20, 1997                     5

         Notes to Condensed Consolidated Financial Statements               6-7

         Management's Discussion and Analysis of  Financial Condition
            and Results of Operations                                      8-15

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                   16

         Changes in Securities                                               16

         Defaults Upon Senior Securities                                     16

         Submission of Matters to a Vote of Security Holders                 16

         Other Information                                                   16

         Exhibits and Reports on Form 8-K                                    16

         Signature                                                           17

         Computations of Earnings (Loss) Per Common Share                 18-19

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                            JUNE 20,       JUNE 14,         JUNE 20,       JUNE 14,
                                                              1997           1996             1997           1996
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $292.6         $290.0          $555.7          $549.8
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                              85.4           86.2           160.3           164.2
    Payroll and benefits                                       87.4           85.2           171.3           167.9
    Occupancy costs                                            64.3           64.7           125.6           124.0
    General and administrative                                 12.0           11.8            24.5            24.0
    Other                                                      26.9           27.1            56.1            54.4
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                     276.0          275.0           537.8           534.5
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               16.6           15.0            17.9            15.3

    Interest expense                                           (9.2)          (9.3)          (18.4)          (18.5)
    Interest income                                             1.0            0.1             1.8             0.4
---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                               8.4            5.8             1.3            (2.8)
Provision (benefit) for income taxes                            3.3            2.5             0.5            (1.2)
---------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                            $  5.1         $  3.3          $  0.8          $ (1.6)
---------------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER COMMON SHARE:
    Primary                                                  $ 0.14         $ 0.09          $ 0.02          $(0.05)
    Fully-Diluted                                            $ 0.14         $ 0.09          $ 0.02          $(0.05)

Weighted Average Common Shares Outstanding:
    Primary                                                    36.2           35.3            36.2             32.9
    Fully-Diluted                                              36.3           35.3            36.3             32.9











      See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

                                                                                   JUNE 20,           JANUARY 3,
                                                                                     1997                1997
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                           $  67.9           $  104.2
   Accounts receivable, net                                                               27.5               27.4
   Inventories                                                                            44.4               43.3
   Deferred income taxes                                                                  27.6               25.4
   Prepaid rent                                                                            4.1                5.9
   Other current assets                                                                    2.7                3.3
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                  174.2              209.5

Property and equipment, net                                                              278.9              274.2
Intangible assets                                                                         24.0               23.4
Deferred income taxes                                                                     52.8               53.3
Other assets                                                                              20.3               20.1
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                        $ 550.2            $ 580.5
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $  71.6            $  97.3
   Accrued payroll and benefits                                                           37.7               45.7
   Accrued interest payable                                                                3.3                4.8
   Current portion of long-term debt                                                       0.8                0.8
   Other current liabilities                                                              64.1               62.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                             177.5              211.3

Long-term debt                                                                           406.8              407.4
Other liabilities                                                                         61.3               57.3
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                     645.6              676.0

Common stock, no par value,  100 million shares  authorized,
   34,678,649  shares issued and outstanding as of June 20, 1997 and
   34,445,197 shares issued and outstanding as of January 3, 1997                         ---                 ---
Contributed deficit                                                                    (110.5)             (109.8)
Retained earnings                                                                        15.1                14.3
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholders' deficit                                                          (95.4)              (95.5)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholders' deficit                                         $ 550.2            $ 580.5
------------------------------------------------------------------------------ ----------------- -- ----------------



        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                      TWENTY-FOUR WEEKS ENDED
                                                                               --------------------------------------
                                                                                  JUNE 20,             JUNE 14,
                                                                                    1997                 1996
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                                   $  0.8               $ (1.6)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       24.9                 24.2
     Amortization of deferred financing costs                                             0.6                  0.6
     Income taxes                                                                        (1.7)                (4.7)
     Other                                                                                2.0                  0.7
     Working capital changes:
       Increase in accounts receivable                                                   (0.1)                (4.4)
       Increase in inventories                                                           (1.5)                (0.4)
       Decrease in other current assets                                                   1.6                  2.4
       Increase (decrease) in accounts payable and accruals                             (34.8)                 9.2
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by (used in) operations                                                 (8.2)                26.0

INVESTING ACTIVITIES
   Capital expenditures                                                                 (27.4)               (24.7)
   Net proceeds from the sale of assets                                                   ---                  0.7
   Other, net                                                                             1.0                  1.1
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (26.4)               (22.9)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.7)                (0.6)
   Proceeds from stock issuances                                                          1.6                  0.1
   Reimbursement obligation to HMC for MI options and deferred shares                    (2.2)                 ---
   Foreign exchange translation adjustments                                              (0.4)                 ---
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (1.7)                (0.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (36.3)                 2.6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          104.2                 47.2
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 67.9               $ 49.8
------------------------------------------------------------------------------ ----------------- -- -----------------






        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 20, 1997
(IN MILLIONS)

                                                  COMMON         CONTRIBUTED        RETAINED
                                                  STOCK            DEFICIT          EARNINGS           TOTAL
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

Balance, January 3, 1997                           $    ---          $(109.8)          $  14.3           $ (95.5)
   Common stock issued for employee
     stock plans                                        ---              1.6               ---               1.6
   Reimbursement obligation to HMC for
     MI options and deferred shares                     ---             (2.2)              ---              (2.2)
   Deferred compensation and other                      ---             (0.1)              ---              (0.1)
   Net income                                           ---              ---               0.8               0.8
-------------------------------------------- ----------------- ---------------- ----------------- -----------------

BALANCE, JUNE 20, 1997                             $    ---          $(110.5)          $  15.1           $ (95.4)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 20, 1997 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2. Primary and fully-diluted income per common share for the twelve weeks and twenty-four weeks ended June 20, 1997 and the twelve weeks ended June 14, 1996 were computed by dividing net income by the weighted average number of outstanding common shares adjusted for common equivalent shares. Loss per common share for the twenty-four weeks ended June 14, 1996 was computed by dividing net loss by the weighted average number of outstanding common shares. Common equivalent shares and other potentially dilutive securities have been excluded from the weighted-average number of outstanding shares for the twenty-four weeks ended June 14, 1996 because they were antidilutive.

3. Restricted shares are issued to certain officers and key executives. All current restricted share awards expire at the end of fiscal year 1998. Compensation expense is recognized over the award period and consists of time and performance based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria. During the first twelve weeks of 1996, all of the Company's executive officers who held restricted shares of Host Marriott Corporation stock elected to convert those restricted shares into restricted shares of the Company's stock in a manner that preserved the intrinsic value of the restricted shares to their holders, except that the intrinsic value was adjusted to provide a 15% conversion incentive. The Company awarded 445,362 shares of new restricted stock to key executives of the Company in the first quarter of 1996.

4. The Company is required to adopt SFAS No. 128, "Earnings Per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," no later than its fiscal year ending January 2, 1998. The adoption of SFAS No. 128 and SFAS No. 129 will not have a material effect on the Company's consolidated financial statements. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for prior periods will be restated with an impact of less than one cent per fully-diluted share. The Company is currently evaluating the financial statement impact of adopting SFAS No. 130 and SFAS No. 131. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996.

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

     The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be implemented throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. Although the Company expected to complete its plan to involuntarily terminate employees by the end of the second quarter of 1997, the delay in implementation of system initiatives caused the terminations to extend beyond the second quarter. Severance payments are expected to continue beyond the end of the third quarter of 1997 due to the provisions of the program that allow for extended severance payments. As of the end of the second quarter of 1997, the Company had terminated 207 positions in connection with the restructuring plan.

     Also as a part of the restructuring, the Company committed to exit certain operating units in entertainment venues which were deemed to be inconsistent with the Company's core operating strategies. As of the end of the first quarter of 1997, this portion of the restructuring plan was essentially complete.

     The following table sets forth the restructuring reserve and related activity as of June 20, 1997:


-------------------------------------- --------------- -- -------------------------------------- -- -----------------
                                                                    ACTIVITY TO DATE
                                                          --------------------------------------
                                                                                   CHANGES              RESERVE
                                         PROVISION             COSTS                  IN                 AS OF
(IN MILLIONS)                             RECORDED            INCURRED             ESTIMATE             6/20/97
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Employee termination benefits                   $11.6                $ 6.6              $ ---                  $ 5.0
Asset write-downs                                 0.5                  0.8                0.3                    ---
Lease cancellation penalty fees
    and related costs                             2.4                  1.9               (0.3)                   0.2
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Total                                           $14.5                $ 9.3              $ ---                  $ 5.2
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------


6. Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

7. In March 1993, Host Marriott Corporation settled a class action lawsuit involving certain bondholders by originally issuing to the bondholders warrants to purchase up to 7.7 million shares of Host Marriott Corporation common stock, approximately 7.3 million of which were unissued as of the Distribution Date. As a result of the Distribution, such warrants are exercisable for one share of Host Marriott Corporation's common stock and one fifth of one share of the Company's common stock.

     As of June 20, 1997, the Company had issued 1,371,533 common shares of the Company resulting from the exercise of Host Marriott Corporation warrants. Proceeds received from the issuance of these common shares were $5.8 million. As of June 20, 1997, the Company remains obligated to issue 66,652 shares of common stock for the remaining unexercised Host Marriott Corporation warrants at a price of $5.33 per Company share. The warrants expire on October 8, 1998.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended June 20, 1997 increased by $2.6 million, or 0.9%, to $292.6 million compared with revenues of $290.0 million in the second quarter of 1996. Revenues for the twenty-four weeks ("first half") ended June 20, 1997 totaled $555.7 million, an increase of $5.9 million, or 1.1%, from $549.8 million during the same period in 1996. These increases were driven by solid performance in comparable domestic airport concessions operations, minor increases in customer traffic on tollroads and the opening of the Ontario Mills food court in the fourth quarter of 1996.

AIRPORTS Airport concession revenues were up $1.2 million, or 0.6%, to $206.8 million for the second quarter of 1997 compared with $205.6 million for the same period in 1996. Domestic airport concession revenues totaled $191.9 million for the second quarter of 1997 compared to $192.3 million for the same period in 1996. International airport revenues were $14.9 million for the second quarter of 1997 compared with $13.3 million for the second quarter of last year, an increase of $1.6 million, or 12.0%. International airport revenues were negatively impacted by exchange rate fluctuations in the second quarter of 1997. Comparable contracts, which comprise over 90% of total airport revenues, exclude the negative impact of contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. Revenue growth at comparable domestic airport locations, which excludes Chicago and Dallas Fort Worth, grew a solid 6.0% and can be attributed to strong fundamentals in the airport business, with passenger enplanements at comparable airports up an estimated 4.7% over last year's second quarter. In February 1997, the FAA forecast has projected annual passenger enplanement growth of 4.1% through the year 2008. Revenue per enplaned passenger ("RPE") grew 1.2% at the Company's comparable domestic airport locations in the second quarter of 1997. The growth in RPE can be attributed to the continued addition of branded locations, moderate increases in menu prices, various real estate maximization efforts and benefits from other operational initiatives. RPE growth was constrained in the second quarter of 1997 by construction projects (not considered significant) in several comparable domestic airport locations, including Cleveland, San Francisco and Phoenix, where the Company is introducing branded concepts.

Growth in revenues for the first half of 1997 was also due to strong performance in the airport concessions business line with airport revenues totaling $404.7 million during the period, an increase of $3.7 million, or 0.9%, from the same period in 1996. Domestic airport concessions revenues increased by $1.1 million to $376.8 million for the first half of 1997 compared with $375.7 million for the first half of 1996. International airport revenues totaled $27.9 million and $25.3 million for the first half of 1997 and 1996, respectively. Revenue growth at comparable domestic airport locations grew 6.4%. Increased revenues during the first half of 1997 reflect growth in passenger enplanements of 5.0% and RPE of 1.2%. Airport revenue growth in the first half of 1997 was achieved despite the aforementioned construction projects; the benefit of severe winter weather in 1996 which caused air traffic delays; and the calendar shift (first quarter 1997 began January 4, after the holiday travel season, while first quarter 1996 began December 30, 1995).

TRAVEL PLAZAS
Travel plaza concession revenues for the second quarter of 1997 were $72.8 million, an increase of $1.5 million or 2.1%, compared to the same quarter a year ago. This growth was the result of minimal increases in tollroad traffic and moderate price increases.

Travel  plaza  concession  revenues  for the first half of 1997 and 1996 totaled
$125.5 million and $123.2 million, respectively, an increase of $2.3 million. The calendar shift referred to above negatively impacted sales when comparing the first half of 1997 and 1996.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, decreased by $0.1 million or

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


0.8%, to $13.0 million for the second quarter of 1997, from $13.1 million for the same period in 1996. Shopping malls and entertainment concession revenues totaled $25.5 million and $25.6 million for the first half of 1997 and1996, respectively, a decrease of $0.1 million, or 0.4%. The strong performance of the new mall food court was offset by an expired contract at a stadium facility and the Company's planned exit from certain retail operations in the business line that were deemed to be inconsistent with the Company's core strategies.

Subsequent to the end of the second quarter of 1997, the Company announced a third mega-mall food court agreement with The Mills Corporation. This agreement is for the development and operation of the food court at a new 1.4 million square foot mega mall, opening in mid-1999, near Charlotte, North Carolina. This mall will be similar in size and scope to the first two mall agreements with The Mills Corporation at Ontario Mills in Southern California (opened in November
1996) and at Grapevine Mills in Dallas,  Texas (scheduled to open in the Fall of
1997). During the second quarter of 1997, the Company also announced a ten-year agreement with Simon Debartolo Group, the nation's largest shopping mall developer, to operate and manage the 6,100 square foot food court and one food kiosk at the Independence Center Mall in Kansas City, Missouri beginning in early 1998. Independence Center is an existing mall undergoing renovation.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $276.0 million for the second quarter of 1997, or 94.3% of total revenues, compared with $275.0 million for the second quarter of 1996, or 94.8% of total revenues. Operating costs and expenses totaled $537.8 million for the first half of 1997, or 96.8% of total revenues, compared with $534.5 million, or 97.2% of total revenues for the same period in 1996. The improved operating profit margins quarter-to-quarter and year-to-date of 50 basis points and 40 basis points, respectively, reflect operating leverage benefits derived from revenue growth and an improvement in the cost-of-sales margin resulting from the implementation of several operating initiatives.

Cost of sales for the second quarter of 1997 was $85.4 million, a decrease of $0.8 million, or 0.9%, below the second quarter of last year. Cost of sales as a percentage of total revenues decreased 50 basis points during the second quarter of 1997. Cost of sales for the first half of 1997 decreased $3.9 million, or 2.4%, below the first half of 1996. Cost of sales as a percentage of total revenues decreased 110 basis points during the first half of 1997. The most notable cause of these decreases were various cost controlling initiatives implemented during the year. These initiatives include the roll out of the Store Manager concept intended to move management closer to the customer to improve customer satisfaction; the creation of the Store Card reporting system where emphasis is placed on tracking and measuring store level performance; implementation of Labor Pro software which provides managers with a new automated labor scheduling report to manage service standards and control labor; the renegotiation of distributor agreements for books and magazines in the Company's airports and travel plazas to improve in-stock availability and cost margins; as well as a program under which brand experts ("Brand Champions") are assigned to certain of the Company's largest selling branded concepts. The Brand Champions' function is to promote operational excellence and create operating efficiencies across all of the Company's locations of a particular brand. To date, the Company has assigned brand champions to each of the Burger King, PS Airpub, Sbarro, Roy Rogers and Starbucks brands.

Payroll and benefits totaled $87.4 million during the second quarter of 1997, a 2.6%, or $2.2 million, increase over the second quarter of 1996. Payroll and benefits as a percentage of total revenues for the second quarter of 1997 increased to 29.9% from the 29.4% reported for the same period in 1996. Payroll and benefits totaled $171.3 million for the first half of 1997, an increase of $3.4 million, or 2.0% when compared to the same period in 1996. The payroll and benefits margin increased by 30 basis points for the first half of 1997 to 30.8% as a result of initiatives put in place to increase revenues and decrease other cost areas.

Occupancy costs consist of rent, royalties and depreciation and amortization expenses. Occupancy costs were $64.3 million for the second quarter of 1997, down $0.4 million or 0.6% compared to the second quarter of 1996. As a percentage of total revenues, occupancy costs decreased to 22.0% for the second quarter of 1997 compared to 22.3% for the second quarter of 1996. Occupancy costs for the first half of 1997 and 1996 totaled $125.6 million and

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



$124.0 million, respectively. As a percentage of total revenues, occupancy costs remained flat at 22.6% for the first half of 1997 compared to the same period in 1996.

Rent expense totaled $46.2 million for the second quarter of 1997, a decrease of $1.0 million, or 2.1%, below the second quarter of 1996. Rent expense for the first half of 1997 decreased $0.3 million, or 0.3% to $90.1 million from $90.4 million for the same period in 1996. Contract rent expense determined as a percentage of revenues decreased during the first half of 1997, offset by increased rent from equipment rentals. Increased equipment rent is due to a new point of sale and back office computer system that the Company is rolling out to each of its operating units.

Royalties expense for the second quarter of 1997 increased by 10.9% to $6.1 million from $5.5 million for the second quarter of last year. As a percentage of total revenues, royalties expense increased to 2.1% for the second quarter of 1997 compared to 1.9% for the second quarter of 1996. Royalties expense totaled $11.4 million and $10.1 million for the first half of 1997 and 1996, respectively, an increase of $1.3 million, or 12.9%. Royalties as a percentage of total revenues increased 30 basis points for the first half of 1997 to 2.1%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Royalties expense as a percentage of branded sales totaled 6.6% and 6.6% in the second quarter and first half of 1997, down from the 7.0% and 6.9% reported for the same periods in 1996, respectively. These margin decreases are attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's venues have grown at a compound annual growth rate of 12.2% over the last five fiscal years. No single branded concept accounts for more than 10% of total revenues. Branded food and beverage revenues increased 13.2% and 14.6% for the second quarter and first half of 1997, respectively, when compared with the same periods in 1996, the majority of which related to branded sales at airports.

Branded food and beverage revenues in airports have increased 18.0% and 20.2% in the second quarter and first half of 1997, respectively, compared to the same periods in 1996. These increases can be attributed to large new branded concept developments in Dulles International Airport (just outside of Washington, D.C.), San Diego International Airport, Los Angeles International Airport and Hartsfield Atlanta International Airport, as well as, development projects at Cleveland, San Francisco and Phoenix. Airport branded food and beverage sales in the second quarter increased to $55.0 million, or 26.6% of total airport revenues, compared with $46.6 million, or 22.7% of total airport revenues, in the second quarter of 1996. Branded food and beverage sales in airports increased to $108.1 million, or 26.7% of total airport revenues during the first half of 1997, compared with $89.9 million, or 22.4% of totaled airport revenues for the same period in 1996.

Depreciation  and  amortization  expense,  excluding  $0.4  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $12.0 million for the second quarter of 1997, compared to $12.0 million, excluding $0.4 million of corporate depreciation  on  property  and  equipment,  for the  second  quarter  of  1996.
Depreciation and amortization expense, excluding $0.8 million of corporate depreciation on property and equipment, was $24.1 million for the first half of 1997, an increase of $0.6 million, or 2.6%, compared with $23.5 million, excluding $0.6 million of corporate depreciation on property and equipment, for the same period in 1996. These increases in depreciation were largely due to developments at the Ontario Mills Mall food court and Los Angeles International Airport.

General and administrative expenses were $12.0 million for the second quarter of 1997, an increase of $0.2 million, or 1.7%, over the $11.8 million for the second quarter of 1996. General and administrative expenses totaled $24.5 million and $24.0 million for the first half of 1997 and 1996, respectively, an increase of $0.5 million, or 2.1%. These increases are primarily attributable to higher corporate depreciation expense associated with the new headquarters and financial system, which was partially offset by a decrease in corporate payroll and benefits expense.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $26.9 million for the second quarter of 1997, a $0.2 million, or 0.7% decrease from the

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


$27.1 million reported in the second quarter of 1996. As a percentage of total revenues, other operating expenses decreased 10 basis points for the second quarter of 1997 when compared with the same period in 1996. Other operating expenses increased 3.1% to $56.1 million for the first half of 1997 from $54.4 million for the first half of 1996. As a percentage of total revenues, other operating expenses increased 20 basis points for the first half of 1997 when compared with the same period in 1996.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $16.6 million, or 5.7% of revenues, for the second quarter of 1997, from $15.0 million, or 5.2% of revenues, for the second quarter of 1996. The second quarter of 1997 was the Company's sixth consecutive quarter since it became a publicly traded corporation with an increase in the year-over-year operating profit margin. Airport operating profit, prior to the allocation of corporate general and administrative expenses, was $21.2 million, or 10.3% of airport revenues, for the second quarter of 1997 as compared with $19.9 million, or 9.7% of airport revenues, for the second quarter of 1996. Travel plaza operating profit, excluding general and administrative expenses, increased $0.7 million to $5.9 million, or 8.1% of travel plaza revenues, for the second quarter of 1997 compared with 7.3% of travel plaza revenues for the same period in 1996. Several strategic initiatives, including the Store Manager concept, Store Card concept, Labor Pro software and the Brand Champion program in the Company's largest selling branded concepts have contributed toward the improved margins. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, was $1.5 million and $1.7 million for the second quarter of 1997 and 1996, respectively. The shopping mall and entertainment operating profit margin was 11.5%, down slightly from the comparable period in 1996, partially constrained by the amortization of pre-opening costs related to the opening of the Ontario Mills Mall food court.

Operating profit increased to $17.9 million, or 3.2% of revenues, for the first half of 1997, from $15.3 million, or 2.8% of revenues, for the same period in 1996. Operating profit for airports, prior to the allocation of corporate general and administrative expenses, was $38.0 million, or 9.4% of airport revenues, for the first half of 1997 as compared with $35.6 million, or 8.9% of airport revenues, for the first half of 1996. Operating profit for the travel plaza business line, excluding general and administrative expenses, increased $0.5 million to $2.3 million, or 1.8% of travel plaza revenues, for the first half of 1997 compared with 1.5% of travel plaza revenues for the same period in 1996. The strategic initiatives referred to above contributed toward these improved margins during the first half of 1997. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, totaled $2.1 million and $1.9 million for the first half of 1997 and 1996, respectively. The operating profit margin for shopping malls and entertainment was 8.2% and 7.4% in the first half of 1997 and 1996, respectively. The pre-opening costs referred to above slightly reduced the shopping malls and entertainment operating profit margin for the first half of 1997.

INTEREST EXPENSE. Interest expense decreased $0.1 million to $9.2 million for the second quarter of 1997, compared with the same period in 1996. Interest expense totaled $18.4 million and $18.5 million for the first half of 1997 and 1996, respectively. The slight decrease in interest expense reflects the continuing principal reductions on the Company's other long-term debt.

INTEREST INCOME. Interest income totaled $1.0 million for the second quarter of 1997, a $0.9 million increase when compared with the $0.1 million reported for the same period in 1996. Interest income for the first half of 1997 and 1996 totaled $1.8 million and $0.4 million, respectively. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level. The second quarter of 1997 includes $0.4 million of non-recurring interest income relating to a recently negotiated agreement with an Airport Authority which reimburses the Company for the cost of funding certain capital improvements. Also contributing to the increase in interest income during the first half of 1997 were slightly higher short-term interest rates and the Company's acceleration of the transfer of cash balances from local depository accounts to corporate interest bearing consolidation accounts during 1997.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


INCOME TAXES. The provision for income taxes for the second quarter of 1997 and 1996 was $3.3 million and $2.5 million, respectively. The provision (benefit) for income taxes for the first half of 1997 totaled $0.5 million compared with $(1.2) million for the first half of 1996. The Company's overall effective tax rate declined in the second quarter of 1997 to 39.5% from 43.0% in the second quarter of 1996. This decrease primarily reflects a reduction in the estimated state income tax provision.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER COMMON SHARE. The Company's net income for the second quarter of 1997 increased 54.5% to $5.1 million, or $0.14 per common share, compared with net income of $3.3 million for the second quarter of 1996, or $0.09 per common share. Net income for the first half of 1997 totaled $0.8 million, or $0.02 per common share, compared with a net loss of $(1.6) million, or $(0.05) per common share for the first half of 1996. The increases in net income for the second quarter and first half of 1997 reflect improved operating performance, a substantial increase in interest income and the reduction in the Company's effective state income tax rate.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding for the second quarters of 1997 and 1996 used to calculate primary earnings per common share was 36.2 million and 35.3 million, respectively, including 1.5 million and 2.1 million, respectively, of common equivalent shares. The weighted average number of common shares outstanding for the second quarters of 1997 and 1996 used to calculate fully-diluted earnings per common share was 36.3 million and 35.3 million, respectively, including 1.6 million and 2.1 million, respectively, of common equivalent shares. The weighted average number of common shares outstanding used to calculated primary and fully-diluted earnings per common share for the first half of 1997 equaled 36.2 million and 36.3 million, respectively, including 1.5 million and 1.6 million common equivalent shares, respectively. The weighted average number of common shares outstanding equaled 32.9 million for the first half of 1996, which excluded common equivalent shares because there were anti-dilutive. During the first half of 1997, common shares outstanding increased by 0.3 million and totaled 34.7 million as of June 20, 1997, primarily reflecting the issuance of shares under the Company's Employee Stock Purchase Plan during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of existing cash balances, operating cash flow and debt and equity financing. The Company believes that cash flow generated from ongoing operations and current cash balances are more than adequate to finance ongoing capital expenditures, as well as, meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from existing credit facilities and from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

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

Subsequent to the end of the second quarter of 1997, the Company announced a share repurchase program of up to $15.0 million of the Company's stock on the open market over the next two years. The shares may be used in

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


connection with employee stock ownership plans or for general corporate purposes. The Company expects to fund the repurchase program with available cash and does not anticipate any change in its expansion plan.

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to Host International. During the first quarter of 1997 the Company negotiated several enhancements to the Facilities. The enhancements increased the aggregate principal amount and extended the maturity of the Facilities from $75.0 million through 2001 to $100.0 million through April 2002 (the "Total Commitment"). The Total Commitment consists of (i) a letter of credit facility in the amount of $25.0 million for the issuance of financial and non-financial letters of credit and (ii) a revolving credit facility in the amount of $75.0 million (the "Revolver Facility") for working capital and general corporate purposes other than hostile acquisitions. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's pledge of, and a first perfected security interest in, all of the capital stock of Host International and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends can be declared by Host International prior to June 20, 1997. The loan agreements also contain certain financial ratio and capital expenditure covenants. The enhancements to the Facility during the first quarter of 1997 eliminated the Revolver Facility's annual 30-day repayment provision. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Indenture. As of June 20, 1997 and throughout the twelve weeks and twenty-four weeks ended June 20, 1997, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $26.6 million for the first half of 1997 as compared with $19.4 million for the same period in 1996.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first half of 1997 and 1996, totaled $27.4 million and $24.7 million, respectively. For the entire fiscal year of 1997, the Company expects to make capital expenditure investments of approximately $55.0 million to $60.0 million in its core domestic airport and travel plaza business lines and approximately $15.0 million in growth markets in international airports and food courts in domestic shopping malls. The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process. The Company expects to fund these 1997 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first half of 1997 was $1.7 million, compared with cash used in financing activities of $0.5 million for the same period in 1996. In connection with the Distribution, the Company paid Host Marriott Corporation $2.2 million in the second quarter of 1997 in settlement of the Company's obligation to pay for the exercise of nonqualified stock options and the release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation. Offsetting the cash payment was proceeds received in the first quarter of 1997 for the issuance of common shares relating to the Company's Employee Stock Purchase Plan totaling $1.6 million.

Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system, which included the centralization of the accounts payable function. As a result of the transition, the Company experienced temporarily high balances in cash and cash equivalents and current liabilities at year-end 1996. During the first half of 1997, the

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


Company completed the accounts payable centralization, resulting in a reduction of the temporarily high cash and cash equivalents and current liabilities balances to seasonal levels.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $2.6 million, or 9.3%, to $30.7 million in the second quarter of 1997. EBITDA totaled $45.6 million and $40.7 million for the first half of 1997 and 1996, respectively, an increase of $4.9 million, or 12.0%. These increases in EBITDA reflect the impact of improved operating results in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements and fund capital investments. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of EBITDA to net income (loss):

                                                   TWELVE WEEKS ENDED                  TWENTY-FOUR WEEKS ENDED
                                            ----------------------------------     --------------------------------
                                                JUNE 20,         JUNE 14,             JUNE 20,        JUNE 14,
(IN MILLIONS)                                     1997             1996                 1997            1996
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

EBITDA                                              $ 30.7           $ 28.1              $ 45.6           $ 40.7
Interest expense (1)                                  (9.2)            (9.3)              (18.4)           (18.5)
Provision (benefit) for income taxes                  (3.3)            (2.5)               (0.5)             1.2
Depreciation and amortization                        (12.4)           (12.5)              (24.9)           (24.2)
Other non-cash items                                  (0.7)            (0.5)               (1.0)            (0.8)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

NET INCOME (LOSS)                                   $  5.1           $  3.3              $  0.8           $ (1.6)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------


(1) Amortization of deferred financing costs of $0.4 million for both the second quarters of 1997 and 1996, respectively, is included as a component of interest expense. Amortization of deferred financing costs included as a component of interest expense totaled $0.6 million for both the first half of 1997 and 1996, respectively.

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

During 1996, 5 of the original 15 impaired units were either disposed of or the lease term expired. As of June 20, 1997, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 10 operating units was projected to be approximately $23.8 million during the remaining terms of the lease agreements. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $80.4 million as of June 20, 1997, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 20, 1997. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from several strategic initiatives and ongoing improvements to the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within nine to twelve years.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, demand for development of concepts and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the tax credits and deductible temporary differences giving rise to the net deferred tax asset. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these tax credits and temporary deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.


FORWARD LOOKING STATEMENTS

Certain matters discussed and statements made within this Form 10-Q are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Company's filings with the Securities and Exchange Commission or other public statements.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 13, 1997 in Marina Del Rey, CA. At the meeting, Richard E. Marriott, R. Michael McCullough, and Gilbert T. Ray were elected to the Board of Directors of the Company for three-year terms expiring at the 2000 Annual Meeting of Shareholders. The results of the election of Richard E. Marriott were 29,660,019 votes for and 270,205 votes withheld. The results of the election of R. Michael McCullough were 29,649,472 votes for and 280,752 votes withheld. The results of the election of Gilbert T. Ray were 29,640,998 votes for and 289,226 votes withheld. Other members of the Company's Board of Directors are:

                           William W. McCarten
                           William J. Shaw
                           Rosemary M. Collyer
                           J.W. Marriott, Jr.
                           Andrew J. Young

     In addition to the election of Richard E. Marriott, R. Michael McCullough and Gilbert T. Ray, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. The results of the appointment of Arthur Andersen LLP were 29,771,582 votes for, 62,362 votes against and 96,280 votes withheld.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Earnings (Loss) Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b)  Reports on Form 8-K:

     Form 8-K dated July 15, 1997  announcing  second  quarter and first half of
        1997 results and containing forward-looking statements.
     Form 8-K dated July 15, 1997 announcing a stock repurchase program and containing forward looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, continued


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HOST MARRIOTT SERVICES CORPORATION



         8/1/97                           /S/  BRIAN W. BETHERS
-------------------------      -------------------------------------------------
          Date                 Brian W. Bethers
                               Senior Vice President and Chief Financial Officer