Form 10-Q
period 1997-09-12
HOST MARRIOTT SERVICES CORP
filed 1997-10-24
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 12, 1997

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NO. 1-14040

                     HOST MARRIOTT SERVICES CORPORATION
        -----------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             DELAWARE                               52-1938672
     --------------------------       --------------------------------------
      (State of Incorporation)        (I.R.S. Employer Identification Number)


           6600 ROCKLEDGE DRIVE
            BETHESDA, MARYLAND                             20817
-----------------------------------------              -------------
 (Address of principal executive offices)                (Zip Code)

                                 (301) 380-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


The total number of shares of common stock outstanding as of October 10, 1997, was 34,605,622.

            HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                    INDEX

                                                                        PAGE NO.
PART I.   FINANCIAL INFORMATION (UNAUDITED):

          Condensed Consolidated Statements of Operations -
           For the Twelve Weeks and Thirty-Six Weeks Ended
           September 12, 1997 and September 6, 1996                            2

          Condensed Consolidated Balance Sheets -
           As of September 12, 1997 and January 3, 1997                        3

          Condensed Consolidated Statements of Cash Flows -
           For the Thirty-Six Weeks Ended September 12, 1997 and
           September 6, 1996                                                   4

          Condensed Consolidated Statement of Shareholders' Deficit -
           For the Thirty-Six Weeks Ended September 12, 1997                   5

          Notes to Condensed Consolidated Financial Statements               6-7

          Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                        8-17


PART II.  OTHER INFORMATION AND SIGNATURE:

          Legal Proceedings                                                   18

          Changes in Securities                                               18

          Defaults Upon Senior Securities                                     18

          Submission of Matters to a Vote of Security Holders                 18

          Other Information                                                   18

          Exhibits and Reports on Form 8-K                                    18

          Signature                                                           19

          Computations of Earnings Per Common Share                        20-21

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                            TWELVE WEEKS ENDED            THIRTY-SIX WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         SEPT. 12,      SEPT. 6,        SEPT. 12,       SEPT. 6,
                                                           1997           1996             1997           1996
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $340.7         $335.1          $896.4          $884.9
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                             100.3           99.6           260.6           263.8
    Payroll and benefits                                       92.2           89.6           263.5           257.5
    Occupancy costs                                            70.7           70.6           196.3           194.6
    General and administrative                                 12.6           11.2            37.1            35.2
    Other                                                      28.3           29.7            84.4            84.1
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                     304.1          300.7           841.9           835.2
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               36.6           34.4            54.5            49.7

    Interest expense                                           (9.2)          (9.2)          (27.6)          (27.7)
    Interest income                                             0.7            0.7             2.5             1.1
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     28.1           25.9            29.4            23.1
Provision for income taxes                                      9.2           10.9             9.7             9.7
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $ 18.9         $ 15.0          $ 19.7          $ 13.4
---------------------------------------------------------------------------------------------------------------------


EARNINGS PER COMMON SHARE:
    Primary                                                  $ 0.52         $ 0.42          $ 0.54          $ 0.38
    Fully-Diluted                                            $ 0.52         $ 0.42          $ 0.54          $ 0.38

Weighted Average Common Shares Outstanding:
    Primary                                                    36.6           35.2            36.4            35.0
    Fully-Diluted                                              36.6           35.3            36.6            35.1












        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS)

                                                                                  SEPT. 12,           JANUARY 3,
                                                                                     1997                1997
------------------------------------------------------------------------------ ----------------- -- ----------------
                                   ASSETS

Current assets:
   Cash and cash equivalents                                                           $  93.2           $  104.2
   Accounts receivable, net                                                               29.0               27.4
   Inventories                                                                            43.2               43.3
   Deferred income taxes                                                                  18.9               25.4
   Prepaid rent                                                                            5.8                5.9
   Other current assets                                                                    3.6                3.3
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                  193.7              209.5

Property and equipment, net                                                              286.6              274.2
Intangible assets                                                                         23.3               23.4
Deferred income taxes                                                                     46.9               53.3
Other assets                                                                              20.7               20.1
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                        $ 571.2            $ 580.5
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $  64.3            $  97.3
   Accrued payroll and benefits                                                           41.8               45.7
   Accrued interest payable                                                               12.1                4.8
   Current portion of long-term debt                                                       0.8                0.8
   Other current liabilities                                                              67.9               62.7
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                             186.9              211.3

Long-term debt                                                                           406.4              407.4
Other liabilities                                                                         54.0               57.3
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                     647.3              676.0

Common stock, no par value,  100 million shares  authorized,  34,723,417  shares issued as of September 12, 1997 and
   34,445,197 shares issued as of January 3, 1997                                         ---                 ---
Contributed deficit                                                                    (108.5)             (109.8)
Retained earnings                                                                        34.0                14.3
Treasury stock - 121,000 shares at September 12, 1997                                    (1.6)                ---

------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholders' deficit                                                          (76.1)              (95.5)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholders' deficit                                         $ 571.2            $ 580.5
------------------------------------------------------------------------------ ----------------- -- ----------------




        See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                      THIRTY-SIX WEEKS ENDED
                                                                               --------------------------------------
                                                                                  SEPT. 12,            SEPT. 6,
                                                                                    1997                 1996
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
   Net income                                                                          $ 19.7               $ 13.4

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       37.8                 37.5
     Amortization of deferred financing costs                                             0.9                  0.8
     Income taxes                                                                        12.8                 (4.1)
     Other                                                                                2.6                  3.3
     Working capital changes:
       Increase in accounts receivable                                                   (1.6)                (3.6)
       Increase in inventories                                                           (0.4)                (2.9)
       Increase in other current assets                                                  (1.5)                (3.5)
       Increase (decrease) in accounts payable and accruals                             (25.9)                44.7
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by operations                                                           44.4                 85.6

INVESTING ACTIVITIES
   Capital expenditures                                                                 (45.0)               (42.6)
   Net proceeds from the sale of assets                                                   ---                  3.9
   Other, net                                                                            (7.7)                 5.7
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (52.7)               (33.0)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (1.0)                (1.0)
   Proceeds from stock issuances                                                          2.2                  0.6
   Payment to HMC for MI options and deferred shares                                     (2.2)                 ---
   Purchases of treasury stock                                                           (1.6)                 ---
   Foreign exchange translation adjustments                                              (0.1)                 0.2
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                     (2.7)                (0.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        (11.0)                52.4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          104.2                 47.2
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 93.2               $ 99.6
------------------------------------------------------------------------------ ----------------- -- -----------------







       See  notes  to  condensed   consolidated  financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) THIRTY-SIX WEEKS ENDED SEPTEMBER 12, 1997
(IN MILLIONS)

                                                 COMMON        CONTRIBUTED       RETAINED       TREASURY
                                                 STOCK           DEFICIT         EARNINGS         STOCK         TOTAL
-------------------------------------------- --------------- ---------------- --------------- -------------- -------------

Balance, January 3, 1997                         $    ---          $(109.8)        $  14.3       $    ---       $ (95.5)
   Common stock issued for employee
     stock and option plans                           ---              2.2             ---            ---           2.2
   Payment to HMC for
     MI options and deferred shares                   ---             (2.2)            ---            ---          (2.2)
   Treasury stock purchases                           ---              ---             ---           (1.6)         (1.6)
   Deferred compensation and other                    ---              1.3             ---            ---           1.3
   Net income                                         ---              ---            19.7            ---          19.7
-------------------------------------------- --------------- -------------------------------------------------------------

BALANCE, SEPTEMBER 12, 1997                      $    ---          $(108.5)        $  34.0        $  (1.6)      $ (76.1)
-------------------------------------------- --------------- ---------------- --------------- -------------- -------------










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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 12, 1997 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2. Primary and fully-diluted income per common share for the twelve weeks and thirty-six weeks ended September 12, 1997 and September 6, 1996 were computed by dividing net income by the weighted average number of outstanding common shares adjusted for common equivalent shares.

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

4. The Company is required to adopt SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure," no later than its fiscal year ending January 2, 1998. SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are required to be adopted no later than the Company's fiscal year ending January 1, 1999. The adoption of SFAS No. 128 and SFAS No. 129 will not have a material effect on the Company's consolidated financial statements. As a result of the adoption of SFAS No. 128, the Company's reported earnings per share for prior periods will be restated with an impact of less than one cent per fully-diluted share. The Company is currently evaluating the financial statement impact of adopting SFAS No. 130 and SFAS No. 131. The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," during 1996.

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

     The employee termination benefits included in the restructuring charge reflect the immediate elimination of approximately 100 corporate and field operations positions and the elimination of approximately 200 additional field operations positions, all of which were specifically identified in the restructuring plan. Certain initiatives of the restructuring plan were scheduled to be implemented throughout the duration of the plan, resulting in an extended period over which the 200 additional field operations positions would be eliminated. Although the Company expected to complete its plan to involuntarily terminate employees by the end of the second quarter of 1997, the delay in implementation of certain planned system initiatives caused the terminations to extend beyond the third quarter. Severance payments are expected to continue beyond fiscal year 1997 due to the provisions of the program that allow for extended severance payments. As of the end of the third quarter of 1997, the Company had terminated 221 positions in connection with the restructuring plan.

     Also as a part of the restructuring, the Company committed to exit certain operating units in entertainment venues which were deemed to be inconsistent with the Company's core operating strategies. As of the end of the first quarter of 1997, this portion of the restructuring plan was essentially complete.

     The following table sets forth the restructuring reserve and related activity as of September 12, 1997:


-------------------------------------- --------------- -- -------------------------------------- -- -----------------

                                                                    ACTIVITY TO DATE
                                                          --------------------------------------
                                                                                   CHANGES              RESERVE
                                         PROVISION             COSTS                  IN                 AS OF
(IN MILLIONS)                             RECORDED            INCURRED             ESTIMATE             9/12/97
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Employee termination benefits                   $11.6                $ 6.9              $ ---                  $ 4.7
Asset write-downs                                 0.5                  0.8                0.3                    ---
Lease cancellation penalty fees
    and related costs                             2.4                  1.9               (0.3)                   0.2
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------

Total                                           $14.5                $ 9.6              $ ---                  $ 4.9
-------------------------------------- --------------- -- ----------------- -- ----------------- -- -----------------


6. Cash and cash equivalents generally include all highly liquid investments with a maturity of three months or less at the date of purchase. These investments include money market assets and commercial paper used as a part of the Company's cash management activities.

7. In March 1993, Host Marriott Corporation, the Company's former parent corporation, settled a class action lawsuit involving certain of its bondholders by issuing to the bondholders warrants to purchase up to 7.7 million shares of Host Marriott Corporation common stock, approximately 7.3 million of which were unissued as of the Distribution Date. As a result of the Distribution, such warrants are exercisable for one share of Host Marriott Corporation's common stock and one fifth of one share of the Company's common stock.

     As of September 12, 1997, the Company had issued 1,381,668 common shares of the Company resulting from the exercise of Host Marriott Corporation warrants. Proceeds received from the issuance of these common shares were $5.9 million. As of September 12, 1997, the Company remains obligated to issue 56,517 shares of common stock for the remaining unexercised Host Marriott Corporation warrants at a price of $5.33 per Company share. The warrants expire on October 8, 1998.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


REVENUES. Revenues for the twelve weeks ("quarter") ended September 12, 1997 increased by $5.6 million, or 1.7%, to $340.7 million compared with revenues of $335.1 million in the third quarter of 1996. Revenues for the thirty-six weeks ("three quarters") ended September 12, 1997 totaled $896.4 million, an increase of $11.5 million, or 1.3%, from $884.9 million during the same period in 1996. These increases were driven by solid performance in comparable domestic airport concessions operations, minor increases in customer traffic on tollroads and the opening of the Ontario Mills Mall food court in the fourth quarter of 1996. These increases were partially offset by decreased revenues at noncomparable domestic airport contracts, which include Chicago, Dallas/Fort Worth and Columbus.

                                                            TWELVE WEEKS ENDED            THIRTY-SIX WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         SEPT. 12,      SEPT. 6,        SEPT. 12,       SEPT. 6,
                                                           1997           1996             1997           1996
---------------------------------------------------------------------------------------------------------------------

REVENUES BY BUSINESS LINE
    AIRPORTS:
       Domestic                                               $211.6         $211.3          $588.4          $587.0
       International                                            18.4           14.8            46.3            40.1
---------------------------------------------------------------------------------------------------------------------
          Total airports                                       230.0          226.1           634.7           627.1
---------------------------------------------------------------------------------------------------------------------
    TRAVEL PLAZAS                                               97.8           97.2           223.3           220.4
    SHOPPING MALLS AND ENTERTAINMENT                            12.9           11.8            38.4            37.4
---------------------------------------------------------------------------------------------------------------------

    Total revenues                                            $340.7         $335.1          $896.4          $884.9
---------------------------------------------------------------------------------------------------------------------


AIRPORTS
Airport concession revenues were up $3.9 million, or 1.7%, to $230.0 million for the third quarter of 1997 compared with $226.1 million for the same period in 1996. Domestic airport concession revenues totaled $211.6 million for the third quarter of 1997 compared to $211.3 million for the same period in 1996. International airport revenues were $18.4 million for the third quarter of 1997 compared with $14.8 million for the third quarter of last year, an increase of $3.6 million, or 24.3%. The opening of the Montreal International Airport -Dorval in Canada during the first quarter of 1997 contributed to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations in the third quarter of 1997.

Comparable domestic airport contracts exclude the negative impact of contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. Revenue growth at comparable domestic airport locations, which excludes Chicago, Dallas/Fort Worth and Columbus, grew a solid 4.7%. Revenue growth at comparable domestic airports, which comprise over 90% of total airport revenues, was impacted during the third quarter by slower growth in airline traffic. Passenger enplanements at comparable domestic airports were up an estimated 3.0% over last year's third quarter. Passenger enplanements increased an estimated 8.6% in the third quarter of 1996 primarily resulting from a period of elevated passenger enplanements that airlines experienced when the federal excise tax on airline tickets lapsed. In February 1997, the FAA forecasted annual U.S. passenger enplanement growth of 4.1% through the year 2008. Revenue per enplaned passenger ("RPE") grew 1.7% at the Company's comparable domestic airport locations in the third quarter of 1997. The growth in RPE can be attributed to the continued addition of branded locations, some selective moderate increases in menu prices and various real estate maximization efforts. RPE growth of 1.7% was somewhat constrained in the third quarter of 1997 by planned construction projects in several comparable domestic airport locations, including Cleveland, San Francisco and Phoenix, where the Company is introducing branded concepts.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Revenues for the first three quarters of 1997 in the airport concessions business line totaled $634.7 million, an increase of $7.6 million, or 1.2%, from the same period in 1996. Domestic airport concessions revenues increased by $1.4 million to $588.4 million for the first three quarters of 1997 compared with $587.0 million for the first three quarters of 1996. International airport revenues totaled $46.3 million and $40.1 million for the first three quarters of 1997 and 1996, respectively. The opening of the Montreal International Airport - Dorval in Canada during the first quarter of 1997 contributed to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations in the first three quarters of 1997.

Revenue growth at comparable domestic airport locations grew 5.8% for the first three quarters of 1997 and reflects an estimated 4.0% growth in passenger enplanements and 1.7% growth in RPE. Airport revenue growth in the first three quarters of 1997 was achieved despite the aforementioned construction projects, and the benefit of severe winter weather in 1996 which caused air traffic delays, increasing the Company's airport sales.

During the third quarter of 1997, the Company announced lease extensions for both the food and beverage and retail concessions at the Charlotte Douglas International Airport until April 2010. In addition, an agreement was reached with the Chicago Department of Aviation to renew the Company's largest airport food and beverage concessions contract at the Chicago O'Hare International Airport for at least ten years after completion of a construction period. A vote for final approval of the Chicago contract from the City Council is expected during the fourth quarter of 1997. The Company also submitted a proposal to enter into a long-term lease agreement for 70% of the food and beverage concessions at the Miami International Airport. This agreement would replace the current management agreement between the Company and Dade County.

TRAVEL PLAZAS
Travel plaza concession revenues for the third quarter of 1997 were $97.8 million, an increase of $0.6 million or 0.6%, compared to the same quarter a year ago. This growth was the result of minimal increases in tollroad traffic and moderate price increases. Third quarter results were also negatively impacted due to a calendar shift (first quarter 1997 began January 4 while first quarter 1996 began December 30, 1995). Consequently, the third quarter of 1997 had only ten weeks of peak summer season vehicle traffic on tollroads versus eleven weeks in the third quarter of 1996.

Travel plaza concession revenues for the first three quarters of 1997 and 1996 totaled $223.3 million and $220.4 million, respectively, an increase of $2.9 million, or 1.3%. The calendar shift referred to above negatively impacted sales growth when comparing the first three quarters of 1997 and 1996.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by $1.1 million or 9.3%, to $12.9 million for the third quarter of 1997, from $11.8 million for the same period in 1996. This increase can be attributed to the opening of the Ontario Mills Mall food court in the fourth quarter of 1996, offset by two exited contracts at stadium facilities.

Shopping malls and entertainment concession revenues totaled $38.4 million and $37.4 million for the first three quarters of 1997 and 1996, respectively, an increase of $1.0 million, or 2.7%. The strong performance of the new Ontario Mills Mall food court was offset by two expired contracts at stadium facilities and the Company's planned exit from certain retail operations in the business line that were deemed to be inconsistent with the Company's core strategies.

Subsequent to the end of the third quarter of 1997, the Company announced its first mall food court project with General Growth Properties, Inc. The Company will master lease 6,300 square feet of the existing food court in addition to 1,145 square feet of specialty restaurant concepts at the Vista Ridge Mall in Lewisville, Texas, located just outside of the Dallas/Ft. Worth area. In addition, the Company will design and renovate the food court common area. Operations are scheduled to commence in November, 1997. This project represents the

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Company's  second agreement with an existing mall undergoing  renovation,  a
key  component  of  the  Company's   expansion   strategy,   and  establishes  a
relationship with a third mall developer.

During the third quarter of 1997, the Company announced a third mega-mall food court agreement with The Mills Corporation. This agreement is for the development and operation of the food court at a new 1.4 million square foot mega mall, opening in mid-1999, near Charlotte, North Carolina. This mall will be similar in size and scope to the first two mall agreements with The Mills Corporation at Ontario Mills in Southern California (opened in November 1996) and at Grapevine Mills in Dallas, Texas (scheduled to open in October, 1997).

During the second quarter of 1997, the Company announced a ten-year agreement with Simon Debartolo Group, the nation's largest shopping mall developer, to operate and manage the 6,100 square foot food court and one food kiosk at the Independence Center Mall in Kansas City, Missouri beginning in late 1998. Independence Center is an existing mall undergoing renovation.


OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $304.1 million for the third quarter of 1997, or 89.3% of total revenues, compared with $300.7 million for the third quarter of 1996, or 89.7% of total revenues. Operating costs and expenses totaled $841.9 million for the first three quarters of 1997, or 93.9% of total revenues, compared with $835.2 million, or 94.4% of total revenues for the same period in 1996. The improved operating profit margins quarter-to-quarter and year-to-date of 40 basis points and 50 basis points, respectively, reflect operating leverage benefits derived from revenue growth and an improvement in the cost-of-sales margin resulting from the implementation of several operating initiatives, as discussed below.

Cost of sales for the third quarter of 1997 was $100.3 million, an increase of $0.7 million, or 0.7%, above the third quarter of last year. Cost of sales as a percentage of total revenues decreased 30 basis points during the third quarter of 1997. Cost of sales for the first three quarters of 1997 decreased $3.2 million, or 1.2%, below the first three quarters of 1996. Cost of sales as a percentage of total revenues decreased 70 basis points during the first three quarters of 1997. The most notable cause of these decreases were various cost controlling initiatives implemented during the year. These initiatives include the roll out of the Store Manager concept intended to move management closer to the customer to improve customer satisfaction; the creation of the Store Card reporting system where emphasis is placed on tracking and measuring store level performance and the implementation of Labor Pro software which provides managers with a new automated labor scheduling report to manage service standards and control labor; the renegotiation of distributor agreements for books and magazines in May 1996 in the Company's airports and travel plazas to improve in-stock availability and cost margins; as well as a program under which brand experts ("Brand Champions") are assigned to certain of the Company's largest selling branded concepts. The Brand Champions' function is to promote operational excellence and create operating efficiencies across all of the Company's locations of a particular brand. To date, the Company has assigned brand champions to each of the Burger King, PS Airpub, Sbarro, Roy Rogers and Starbucks brands.

Payroll and benefits totaled $92.2 million during the third quarter of 1997, a 2.9%, or $2.6 million, increase over the third quarter of 1996. Payroll and benefits as a percentage of total revenues for the third quarter of 1997 increased to 27.1% from the 26.7% reported for the same period in 1996. Payroll and benefits totaled $263.5 million for the first three quarters of 1997, an increase of $6.0 million, or 2.3% when compared to the same period in 1996. The payroll and benefits margin increased by 30 basis points for the first three quarters of 1997 to 29.4% as a result of initiatives put in place to increase revenues and decrease other cost areas.

Occupancy costs consist of rent, royalties and depreciation and amortization expenses. Occupancy costs were $70.7 million for the third quarter of 1997, up $0.1 million or 0.1% compared to the third quarter of 1996. As a percentage of total revenues, occupancy costs decreased to 20.8% for the third quarter of 1997 compared to 21.1% for the third quarter of 1996. Occupancy costs for the first three quarters of 1997 and 1996 totaled $196.3 million and $194.6 million, respectively. As a percentage of total revenues, occupancy costs decreased to 21.9% for the first three quarters of 1997 compared to 22.0% for the same period in 1996.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Rent expense totaled $51.0 million for the third quarter of 1997, an increase of $0.3 million, or 0.6%, above the third quarter of 1996. Rent expense for the first three quarters of 1997 was $141.1 million, or 15.7% of total revenues compared to $141.1 million, or 15.9% of total revenues for the same period in 1996. Contract rent expense determined as a percentage of revenues decreased during the first three quarters of 1997, offset by increased rent from equipment rentals. Increased equipment rent is due to the continued roll-out of new technology to the Company's airport operating units.

Royalties expense for the third quarter of 1997 increased by 7.4% to $7.3 million from $6.8 million for the third quarter of last year. As a percentage of total revenues, royalties expense increased to 2.1% for the third quarter of 1997 compared to 2.0% for the third quarter of 1996. Royalties expense totaled $18.7 million and $16.9 million for the first three quarters of 1997 and 1996, respectively, an increase of $1.8 million, or 10.7%. Royalties as a percentage of total revenues increased 20 basis points for the first three quarters of 1997 to 2.1%. These increases reflect the Company's continued introduction of branded concepts to its airport concessions operations. Royalties expense as a percentage of branded sales totaled 6.4% and 6.5% in the third quarter and first three quarters of 1997, down from the 7.0% and 7.0% reported for the same periods in 1996, respectively. These margin decreases are attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts. Branded concepts in all of the Company's venues have grown at a compound annual growth rate of 12.2% over the last five fiscal years. No single branded concept accounts for more than 10% of total revenues. Branded food and beverage revenues increased 11.2% and 13.2% for the third quarter and first three quarters of 1997, respectively, when compared with the same periods in 1996, the majority of which related to branded sales at airports.

Branded food and beverage revenues in airports increased 14.9% in the third quarter of 1997 compared to the same period in 1996. This increase can be attributed to development projects at Cleveland, San Francisco and Phoenix. Airport branded food and beverage sales in the third quarter increased to $63.4 million, or 27.6% of total airport revenues, compared with $55.2 million, or 24.4% of total airport revenues, in the third quarter of 1996.

Branded food and beverage revenues in airports increased 18.2% for the first three quarters of 1997 compared to the same period in 1996. This increase can be attributed to large new branded concept developments in San Diego International Airport, Los Angeles International Airport and Hartsfield Atlanta International Airport, as well as, development projects at Cleveland, San Francisco and
Phoenix. Branded food and beverage sales in airports increased to $171.5 million, or 27.0% of total airport revenues during the first three quarters of 1997, compared with $145.1 million, or 23.1% of total airport revenues for the same period in 1996.

Depreciation  and  amortization  expense,  excluding  $0.5  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $12.4 million for the third quarter of 1997, compared to $13.1 million, excluding $0.2 million of corporate depreciation  on  property  and  equipment,  for  the  third  quarter  of  1996.
Depreciation and amortization expense, excluding $1.3 million of corporate depreciation on property and equipment, was $36.5 million for the first three quarters of 1997, a decrease of $0.1 million, or 0.3%, compared with $36.6 million, excluding $0.9 million of corporate depreciation on property and equipment, for the same period in 1996.

General and administrative expenses were $12.6 million for the third quarter of 1997, an increase of $1.4 million, or 12.5%, over the $11.2 million for the third quarter of 1996. General and administrative expenses totaled $37.1 million and $35.2 million for the first three quarters of 1997 and 1996, respectively, an increase of $1.9 million, or 5.4%. These increases are primarily attributable to the addition of corporate resources in operations, finance, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues. Higher corporate depreciation expense associated with the new headquarters and financial system also contributed to the increases in general and administrative expenses.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $28.3 million for the third quarter of 1997, a $1.4 million, or 4.7% decrease from the $29.7 million reported in the third quarter of 1996. As a percentage of total revenues, other operating expenses decreased 60 basis points for the third quarter of 1997 when compared with the same period in 1996. The majority of this decrease was due to a reduction in casualty insurance premiums and lower utilities and trash removal expenses. Other operating expenses increased 0.4% to $84.4 million for the first three quarters of 1997 from $84.1 million for the first three quarters of 1996. As a percentage of total revenues, other operating expenses decreased 10 basis points for the first three quarters of 1997 when compared with the same period in 1996.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $36.6 million, or 10.7% of revenues, for the third quarter of 1997, from $34.4 million, or 10.3% of revenues, for the third quarter of 1996. Operating profit increased to $54.5 million, or 6.1% of revenues, for the first three quarters of 1997, from $49.7 million, or 5.6% of revenues, for the same period in 1996.


                                                            TWELVE WEEKS ENDED            THIRTY-SIX WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         SEPT. 12,      SEPT. 6,        SEPT. 12,       SEPT. 6,
                                                           1997           1996             1997           1996
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT BY BUSINESS LINE (1)
    AIRPORTS:
       Domestic                                               $ 28.9         $ 26.7          $ 65.7          $ 62.6
       International                                             2.3            1.0             3.5             0.7
---------------------------------------------------------------------------------------------------------------------
          Total airports                                        31.2           27.7            69.2            63.3
---------------------------------------------------------------------------------------------------------------------
    TRAVEL PLAZAS                                               17.1           16.3            19.4            18.1
    SHOPPING MALLS AND ENTERTAINMENT                             0.9            1.6             3.0             3.5
---------------------------------------------------------------------------------------------------------------------

    Total operating profit                                    $ 49.2         $ 45.6          $ 91.6          $ 84.9
---------------------------------------------------------------------------------------------------------------------

(1)  Before general and administrative expenses


Airport operating profit, before general and administrative expenses, was $31.2 million, or 13.6% of airport revenues, for the third quarter of 1997 as compared with $27.7 million, or 12.3% of airport revenues, for the third quarter of 1996. Several strategic initiatives, including the Store Manager concept, Store Card concept, Labor Pro software and the Brand Champion program in the Company's largest selling branded concepts have contributed toward the improved margin. Travel plaza operating profit, before general and administrative expenses, increased $0.8 million to $17.1 million, or 17.5% of travel plaza revenues, for the third quarter of 1997 compared with 16.8% of travel plaza revenues for the same period in 1996. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, was $0.9 million and $1.6 million for the third quarter of 1997 and 1996, respectively. The shopping malls and entertainment operating profit margin was 7.0%, down from the comparable period in 1996, partially constrained by non-recurring start-up costs related to the opening of the Ontario Mills Mall and Grapevine Mills Mall food courts and to decreased operating profit at an entertainment facility. Excluding the
non-recurring   start  up  costs  and  the  decreased  operating  profit  at  an entertainment facility, the operating profit for shopping malls and entertainment would have been level for the third quarter of 1997.

Operating profit for airports, before general and administrative expenses, was $69.2 million, or 10.9% of airport revenues, for the first three quarters of 1997 as compared with $63.3 million, or 10.1% of airport revenues, for the first three quarters of 1996. The strategic initiatives referred to above contributed toward the improved margin during the first three quarters of 1997. Operating profit for the travel plaza business line, excluding general and administrative expenses, increased $1.3 million to $19.4 million, or 8.7% of travel plaza revenues, for the first three quarters of 1997 compared with 8.2% of travel plaza revenues for the same period in 1996. Operating profit

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


for shopping malls and entertainment, before general and administrative expenses, totaled $3.0 million and $3.5 million for the first three quarters of 1997 and 1996, respectively. The operating profit margin for shopping malls and entertainment was 7.8% and 9.4% in the first three quarters of 1997 and 1996, respectively. The non-recurring start-up costs and decreased operating profit at an entertainment facility referred to above reduced the shopping malls and entertainment operating profit margin for the first three quarters of 1997. Excluding these items, the operating profit for shopping malls and entertainment would have increased by $1.1 million.

INTEREST EXPENSE. Interest expense remained flat at $9.2 million for the third quarters of 1997 and 1996. Interest expense totaled $27.6 million and $27.7 million for the first three quarters of 1997 and 1996, respectively. The slight decrease in interest expense reflects the continuing principal reductions on the Company's other long-term debt.

INTEREST INCOME. Interest income totaled $0.7 million for the third quarters of 1997 and 1996, respectively. Interest income for the first three quarters of 1997 and 1996 totaled $2.5 million and $1.1 million, respectively. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level. The second quarter of 1997 included $0.4 million of non-recurring interest income relating to a recently negotiated agreement with an Airport Authority which reimburses the Company for the cost of funding certain capital improvements. Also contributing to the increase in interest income during the first three quarters of 1997 were slightly higher short-term interest rates and the Company's increased cash balances in interest-bearing accounts during 1997.

INCOME TAXES. The provision for income taxes for the third quarter of 1997 and 1996 was $9.2 million and $10.9 million, respectively. The provision for income taxes for the first three quarters of 1997 totaled $9.7 million compared with $9.7 million for the first three quarters of 1996. The Company's overall effective tax rate declined in the third quarter of 1997 to 32.7% from 42.1% in the third quarter of 1996. The lower effective tax rate reflects a reduction in the state income tax rate and a $1.9 million reduction in the income tax provision to recognize certain tax credits that previously were not considered realizable.

NET INCOME AND EARNINGS PER COMMON SHARE. The Company's net income for the third quarter of 1997 increased 26.0% to $18.9 million, or $0.52 per common share, compared with net income of $15.0 million for the third quarter of 1996, or $0.42 per common share. Net income for the first three quarters of 1997 totaled $19.7 million, or $0.54 per common share, compared with $13.4 million, or $0.38 per common share for the same period in 1996. The increases in net income for the third quarter and first three quarters of 1997 reflect improved operating performance, an increase in interest income and the reduction in the Company's effective tax rate.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding for the third quarters of 1997 and 1996 used to calculate primary earnings per common share was 36.6 million and 35.2 million, respectively, including 1.9 million and 2.0 million, respectively, of common equivalent shares. The weighted average number of common shares outstanding for the third quarters of 1997 and 1996 used to calculate fully-diluted earnings per common share was 36.6 million and 35.3 million, respectively, including 1.9 million and 2.1 million, respectively, of common equivalent shares.

The weighted average number of common shares outstanding for the first three quarters of 1997 and 1996 used to calculate primary earnings per common share equaled 36.4 million and 35.0 million, respectively, respectively, including 1.8 million and 2.0 million common equivalent shares, respectively. The weighted average number of common shares outstanding used to calculate fully-diluted earnings per common share for the first three quarters of 1997 and 1996 equaled
36.6 million and 35.1 million, respectively, including 2.0 million and 2.1 million common equivalent shares, respectively.

During the first three quarters of 1997, common shares issued and outstanding increased by approximately 0.2 million and totaled 34.6 million as of September 12, 1997, primarily reflecting the issuance of shares under the

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



Company's Employee Stock Purchase Plan during the first quarter of 1997, offset by shares purchased under the Company's share repurchase program.


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

The Company is required to make semi-annual cash interest payments on its Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) certain changes in control or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time. Management does not expect either of these events to occur and therefore does not anticipate that the principal payments on the Senior Notes will be due before maturity.

The Senior Notes mature in 2005 and are fully and unconditionally guaranteed on a joint and several basis by certain subsidiaries (the "Guarantors") of Host International, Inc. ("Host International"). Host International is an operating subsidiary of the Company. The Senior Notes are also secured by a pledge of the capital stock of the Guarantors. The indenture governing the Senior Notes (the "Indenture") contains covenants that, among other things, limit the ability of Host International and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

During the third quarter of 1997, the Company announced a share repurchase program of up to $15.0 million of the Company's stock on the open market over the next two years. The shares may be used in connection with employee stock ownership plans or for general corporate purposes. The Company expects to fund the repurchase program with available cash. As of the end of the third quarter of 1997, the Company had repurchased 121 thousand shares at a cost of $1.6 million.

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

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Indenture, provided that dividends payable to the Company are limited to 25% of Host International's consolidated net income and provided, further, that no dividends could have been declared by Host International prior to June 20, 1997. The loan agreements also contain certain financial ratio and capital expenditure covenants. The enhancements to the Facility during the first quarter of 1997 eliminated the Revolver Facility's annual 30-day repayment provision. Any indebtedness outstanding under

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Indenture. As of September 12, 1997 and throughout the twelve weeks and thirty-six weeks ended September 12, 1997, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital, totaled $73.8 million for the first three quarter of 1997 as compared with $50.7 million for the same period in 1996.

The primary uses of cash in investing activities consist of capital expenditures and acquisitions. The Company incurs capital expenditures to build out new facilities, expand or re-concept existing facilities, and to maintain the quality and improve operations of existing facilities. The Company's capital expenditures in the first three quarters of 1997 and 1996, totaled $45.0 million and $42.6 million, respectively. For the entire fiscal year of 1997, the Company presently expects to make capital expenditure investments of approximately $55.0 million in its core domestic airport and travel plaza business lines and approximately $15.0 million in growth markets in international airports and food courts in domestic shopping malls. The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process. The Company expects to fund 1997 expenditures with its operating cash flow. The fiscal year 1997 capital expenditure projections are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company's cash used in financing activities in the first three quarters of 1997 was $2.7 million, compared with cash used in financing activities of $0.2 million for the same period in 1996. In the second quarter of 1997 and in accordance with the Distribution Agreement, the Company paid Host Marriott Corporation $2.2 million in partial settlement of the Company's obligation to pay for the 1996 exercise of nonqualified stock options and the 1996 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation. The Company also purchased treasury stock during the third quarter of 1997 totaling $1.6 million pursuant to its share repurchase program. Offsetting these cash payments was proceeds received in 1997 for the issuance of common shares relating to the Company's Employee Stock Purchase Plan totaling $1.6 million and other employee stock plans of $0.5 million.

Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes. In the fourth quarter of 1996, the Company transitioned to a new financial system, which included the centralization of the accounts payable function. As a result of the transition, the Company experienced temporarily high balances in cash and cash equivalents and current liabilities at year-end
1996. During the first three quarters of 1997, the Company has reduced the temporarily high cash and cash equivalents and current liabilities balances to seasonal levels.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $2.3 million, or 4.8%, to $50.4 million in the third quarter of 1997. EBITDA totaled $96.0 million and $88.8 million for the first three quarters of 1997 and 1996, respectively, an increase of $7.2 million, or 8.1%. These increases in EBITDA reflect the impact of improved operating results in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to meet debt service requirements and fund capital investments. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued



The following is a reconciliation of EBITDA to net income:


                                                   TWELVE WEEKS ENDED                  THIRTY-SIX WEEKS ENDED
                                            ----------------------------------     --------------------------------
                                               SEPT. 12,         SEPT. 6,            SEPT. 12,        SEPT. 6,
(IN MILLIONS)                                     1997             1996                 1997            1996
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

EBITDA                                              $ 50.4           $ 48.1              $ 96.0           $ 88.8
Interest expense (1)                                  (9.2)            (9.2)              (27.6)           (27.7)
Provision for income taxes                            (9.2)           (10.9)               (9.7)            (9.7)
Depreciation and amortization                        (12.9)           (13.3)              (37.8)           (37.5)
Other non-cash items                                  (0.2)             0.3                (1.2)            (0.5)
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

NET INCOME                                          $ 18.9           $ 15.0              $ 19.7           $ 13.4
------------------------------------------- ----------------- ---------------- --- --------------- ----------------

(1) Amortization of deferred financing costs of $0.3 million and $0.2 million for the third quarter of 1997 and 1996, respectively, is included as a component of interest expense. Amortization of deferred financing costs included as a component of interest expense totaled $0.9 million and $0.8 million for the first three quarters of 1997 and 1996, respectively.


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

During 1996, 5 of the original 15 impaired units were either disposed of or the lease term expired. As of September 12, 1997, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 10 operating units was projected to be approximately $25.3 million during the remaining terms of the lease agreements. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit. This remaining cash flow deficit projection is a "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $65.8 million as of September 12, 1997, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at September 12, 1997. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from several strategic initiatives and ongoing improvements to the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level which would allow realization of the existing net deferred tax assets within nine to twelve years. These are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. During the third quarter of 1997, the Company recorded a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable.

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


FORWARD LOOKING STATEMENTS

Certain  matters  discussed  and  statements  made  within  this  Form  10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks encompass general economic and industry conditions, including airline passenger enplanements and tollroad traffic, inflation, competition and demand for development of concepts, and other factors beyond the Company's control. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be attained.

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Earnings Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated July 15, 1997  announcing  second  quarter and first half of
        1997 results and containing forward-looking statements.
     Form 8-K dated July 15, 1997 announcing a stock repurchase program and containing forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, continued


                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HOST MARRIOTT SERVICES CORPORATION



   OCTOBER 24, 1997                          /S/  BRIAN W. BETHERS
----------------------         -------------------------------------------------
        Date                                    Brian W. Bethers
                               Senior Vice President and Chief Financial Officer