Form 10-Q
period 1998-03-27
HOST MARRIOTT SERVICES CORP
filed 1998-05-08
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                      52-1938672
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


         6600 ROCKLEDGE DRIVE
          BETHESDA, MARYLAND                                   20817
----------------------------------------                  -------------
(Address of principal executive offices)                    (Zip Code)


                                 (301) 380-7000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock issued and outstanding as of April 17, 1998, was 33,965,113.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.
PART I.    FINANCIAL INFORMATION (UNAUDITED):

           Condensed Consolidated Statements of Operations -
              For the Twelve Weeks Ended March 27, 1998 and
              March 28, 1997                                             2

           Condensed Consolidated Balance Sheets -
              As of March 27, 1998 and January 2, 1998                   3

           Condensed Consolidated Statements of Cash Flows -
              For the Twelve Weeks Ended March 27, 1998 and
              March 28, 1997                                             4

           Condensed Consolidated Statement of Shareholders' Deficit -
              For the Twelve Weeks Ended March 27, 1998                  5

           Notes to Condensed Consolidated Financial Statements          6-8

           Management's Discussion and Analysis of  Financial
              Condition and Results of Operations                        9-16

           Quantitative and Qualitative Disclosure about Market Risk     n/a

PART II.   OTHER INFORMATION AND SIGNATURE:

           Legal Proceedings                                            17

           Changes in Securities and Use of Proceeds                    17

           Defaults Upon Senior Securities                              17

           Submission of Matters to a Vote of Security Holders          17

           Other Information                                            17

           Exhibits and Reports on Form 8-K                             17

           Signature                                                    18

           Computations of Loss Per Common Share                        19

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                            TWELVE WEEKS ENDED
                                                                                      -------------------------------
                                                                                        MARCH 27,      MARCH 28,
                                                                                           1998           1997
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                    $277.3          $263.1
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                             82.5            75.0
    Payroll and benefits                                                                      89.9            84.1
    Rent                                                                                      44.4            44.0
    Royalties                                                                                  5.9             5.3
    Depreciation and amortization                                                             12.0            12.1
    General and administrative                                                                13.6            12.5
    Other                                                                                     27.0            28.8
---------------------------------------------------------------------------------------------------------------------
       Total operating costs and expenses                                                    275.3           261.8
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                               2.0             1.3

    Interest expense                                                                          (9.2)           (9.2)
    Interest income                                                                            0.7             0.8
---------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                                                      (6.5)           (7.1)
Benefit for income taxes                                                                      (2.6)           (2.8)
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                                                                    $ (3.9)         $ (4.3)
---------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE:
    Basic                                                                                   $(0.11)         $(0.12)
    Diluted                                                                                 $(0.11)         $(0.12)

Weighted Average Common Shares Outstanding:
    Basic                                                                                     34.4            34.6
    Diluted                                                                                   34.4            34.6








           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                  MARCH 27,           JANUARY 2,
                                                                                     1998                1998
------------------------------------------------------------------------------ ----------------- -- ----------------

                                   ASSETS

Current assets:
   Cash and cash equivalents                                                           $  59.5           $   78.1
   Accounts receivable, net                                                               20.2               24.5
   Inventories                                                                            40.0               41.1
   Deferred income taxes                                                                  11.6               11.5
   Prepaid rent                                                                            8.2                7.0
   Other current assets                                                                    9.7                7.0
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total current assets                                                                  149.2              169.2

Property and equipment, net                                                              283.6              279.9
Intangible assets                                                                         21.5               22.1
Deferred income taxes                                                                     56.2               56.4
Other assets                                                                              20.1               20.4
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total assets                                                                        $ 530.6            $ 548.0
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $  69.7            $  72.2
   Accrued payroll and benefits                                                           40.7               46.0
   Accrued interest payable                                                               13.5                4.8
   Current portion of long-term debt                                                       1.1                1.0
   Other current liabilities                                                              36.4               41.5
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total current liabilities                                                             161.4              165.5

Long-term debt                                                                           406.1              405.8
Other liabilities                                                                         51.1               52.9
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total liabilities                                                                     618.6              624.2

Common stock, no par value,  100 million shares  authorized,  34,918,156  shares
   issued as of March 27, 1998 and 34,733,815 shares issued as of January 2, 1998         ---                 ---
Contributed deficit                                                                    (106.0)             (107.7)
Retained earnings                                                                        31.2                35.1
Accumulated other comprehensive income                                                    0.1                (0.1)
Treasury stock - 975,700 shares at March 27, 1998
   and 253,100 shares at January 2, 1998                                                (13.3)               (3.5)
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total shareholders' deficit                                                          (88.0)              (76.2)
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total liabilities and shareholders' deficit                                        $ 530.6             $ 548.0
------------------------------------------------------------------------------ ----------------- -- ----------------


           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                        TWELVE WEEKS ENDED
                                                                               --------------------------------------
                                                                                  MARCH 27,            MARCH 28,
                                                                                    1998                 1997
------------------------------------------------------------------------------ -------------------- -----------------

OPERATING ACTIVITIES
   Net loss                                                                            $ (3.9)              $ (4.3)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       12.5                 12.5
     Amortization of deferred financing costs                                             0.3                  0.2
     Income taxes                                                                         0.1                 (0.7)
     Other                                                                                1.8                  1.0
     Working capital changes:
       Decrease (increase) in accounts receivable                                         4.3                 (4.4)
       Decrease in inventories                                                            0.9                  1.5
       Increase in other current assets                                                  (4.2)                (1.7)
       Decrease in accounts payable and accruals                                         (5.3)               (13.2)
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash provided by (used in) operations                                                  6.5                 (9.1)

INVESTING ACTIVITIES
   Capital expenditures                                                                 (16.1)               (13.1)
   Other, net                                                                            (2.0)                 1.4
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash used in investing activities                                                    (18.1)               (11.7)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.4)                (0.2)
   Issuance of long-term debt                                                             0.9                  ---
   Proceeds from stock issuances                                                          2.1                  1.9
   Purchases of treasury stock                                                           (9.8)                 ---
   Foreign currency translation adjustments                                               0.2                 (0.1)
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash (used in) provided by financing activities                                       (7.0)                 1.6

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (18.6)               (19.2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           78.1                104.2
------------------------------------------------------------------------------ ----------------- -- -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 59.5               $ 85.0
------------------------------------------------------------------------------ ----------------- -- -----------------






           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 27, 1998
(IN MILLIONS)

                                                                                          ACCUMULATED
  COMMON                                                                                     OTHER
  SHARES                                           COMMON     CONTRIBUTED    RETAINED    COMPREHENSIVE     TREASURY
OUTSTANDING                                         STOCK       DEFICIT      EARNINGS        INCOME         STOCK       TOTAL
----------- ------------------------------------- ---------- -------------- ----------- ----------------- ----------- -----------

     34.5   Balance, January 2, 1998              $   ---        $(107.7)    $  35.1           $  (0.1)   $   (3.5)    $ (76.2)
----------- ------------------------------------- ---------- -------------- ----------- ----------------- ----------- -----------

              Comprehensive loss:
     ---         Net loss                             ---            ---        (3.9)              ---         ---        (3.9)
                 Foreign currency translation
     ---          adjustments                         ---            ---         ---               0.2         ---         0.2
----------- ------------------------------------- ---------- -------------- ----------- ----------------- ----------- -----------
     ---      Total comprehensive loss                ---            ---        (3.9)              0.2         ---        (3.7)

              Common stock issued for
      0.2        employee stock and option plans      ---            2.1         ---               ---         ---         2.1
     (0.7)    Treasury stock purchases                ---            ---         ---               ---        (9.8)       (9.8)
     (0.1)    Deferred compensation                   ---           (0.4)        ---               ---         ---        (0.4)
----------- ------------------------------------- ---------- -------------- ----------- ----------------- ----------- ----------

      33.9  BALANCE, MARCH 27, 1998               $   ---        $(106.0)    $  31.2            $   0.1    $ (13.3)    $ (88.0)
----------- ------------------------------------- ---------- -------------- ----------- ----------------- ----------- -----------








           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The accompanying condensed consolidated financial statements of Host Marriott Services Corporation and subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998 ("Form 10-K"). Capitalized terms not otherwise defined herein have the meanings specified in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 27, 1998 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1998 presentation.

2. Basic and diluted loss per common share for the twelve weeks ended March 27, 1998 and March 28, 1997 were computed by dividing net income by the weighted average number of outstanding common shares. Potentially dilutive securities have been excluded from the diluted loss per share calculations because they were antidilutive.

3. Restricted shares are issued to certain officers and key executives. As of the end of the first quarter of 1998, there were 409,142 restricted share awards outstanding. All current restricted share awards expire at the end of fiscal year 1998. Compensation expense is recognized over the award period and consists of time- and performance-based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria.

4. The Company adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998 and the adoption did not have a material effect on the Company's condensed consolidated financial statements. The Company adopted SFAS No. 128, "Earnings Per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1997. The adoption of these standards did not have a material effect on the Company's 1997 consolidated financial statements. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" were issued subsequent to the end of fiscal year 1997 and are required to be adopted in fiscal years beginning after December 15, 1998, with earlier adoption permitted. The Company will adopt SOP 98-1 and SOP 98-5 for its 1999 fiscal year and is currently evaluating the financial statement impact of the adoptions.

5. In March 1993, Host Marriott Corporation, the Company's former parent corporation, settled a class action lawsuit involving certain of its bondholders by issuing to the bondholders warrants to purchase up to 7.7 million shares of Host Marriott Corporation common stock, approximately 7.3 million of which were unissued as of the Distribution Date. As a result of the Distribution, such warrants are exercisable for one share of Host Marriott Corporation's common stock and one fifth of one share of the Company's common stock.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


     As of March 27, 1998, the Company had issued 1,381,668 common shares of the Company resulting from the exercise of Host Marriott Corporation warrants. Proceeds received from the issuance of these common shares were $5.9 million. As of March 27, 1998, the Company remains obligated to issue 56,517 shares of common stock for the remaining unexercised Host Marriott Corporation warrants at a price of $5.33 per Company share. The warrants expire on October 8, 1998.

6. The Company has three reportable operating segments: airports, travel plazas and shopping malls and entertainment. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three operating segments are provided in the following tables.

                                                                             TWELVE WEEKS ENDED
                                                                  -----------------------------------------
                                                                       MARCH 27,            MARCH 28,
                 (IN MILLIONS)                                           1998                  1997
                 ------------------------------------------------------------------------------------------

                 REVENUES:
                   Airports                                                  $ 207.7              $ 197.9
                   Travel plazas                                                55.2                 52.7
                   Shopping malls
                     and entertainment                                          14.4                 12.5
                 ------------------------------------------------------------------------------------------
                 Total segment revenues                                      $ 277.3              $ 263.1
                 ------------------------------------------------------------------------------------------

                 OPERATING PROFIT (LOSS):(1)
                   Airports                                                  $  18.7              $  16.9
                   Travel plazas                                                (3.7)                (3.6)
                   Shopping malls
                     and entertainment                                           0.6                  0.5
                 ------------------------------------------------------------------------------------------
                 Total segment operating profit                              $  15.6              $  13.8
                 ------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.




                                                                       MARCH 27,            JANUARY 2,
                 (IN MILLIONS)                                            1998                 1998
                 ---------------------------------------------------------------------------------------------

                 ASSETS:
                   Airports                                                   $ 291.4               $ 272.9
                   Travel plazas                                                 91.6                  95.7
                   Shopping malls
                     and entertainment                                           28.7                  32.9
                 ---------------------------------------------------------------------------------------------
                 Total segment assets                                         $ 411.7               $ 401.5
                 ---------------------------------------------------------------------------------------------

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


Reconciliations of segment data to the Company's consolidated data follow:

                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 27,           MARCH 28,
                 (IN MILLIONS)                                              1998               1997
                 ------------------------------------------------------------------------------------------

                 OPERATING PROFIT:
                   Segments                                                    $ 15.6              $ 13.8
                   General and administrative expenses                          (13.6)              (12.5)
                 ------------------------------------------------------------------------------------------
                 Total operating profit                                        $  2.0              $  1.3
                 ------------------------------------------------------------------------------------------


                                                                          MARCH 27,          JANUARY 2,
                 (IN MILLIONS)                                              1998                1998
                 -------------------------------------------------------------------------------------------

                 ASSETS:
                   Segments                                                    $ 411.7              $ 401.5
                   Corporate and other(1)                                        118.9                146.5
                 -------------------------------------------------------------------------------------------
                 Total assets                                                  $ 530.6              $ 548.0
                 -------------------------------------------------------------------------------------------

                (1)The  majority  of the  decrease  in  corporate  and other was related to a decrease in corporate cash concentration accounts with a significant amount related to $9.8 million of treasury stock purchases during the quarter.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended March 27, 1998 increased by 5.4% to $277.3 million from the same period in 1997, with revenue growth experienced in all business lines. The increase in revenues was driven by solid performance in comparable domestic airport concessions operations, an increase in customer traffic on tollroads and the opening of two new mall contracts in the fourth quarter of 1997. The increase was partially offset by decreased revenues at noncomparable domestic airport contracts, which include Chicago, St. Louis and Columbus, as well as foreign currency translations.

                                                                                   TWELVE WEEKS ENDED
                                                                               ----------------------------
                                                                                 MARCH 27,     MARCH 28,
         (IN MILLIONS)                                                              1998         1997
         --------------------------------------------------------------------------------------------------

         REVENUES BY BUSINESS LINE
             AIRPORTS:
                Domestic                                                              $193.7       $184.9
                International                                                           14.0         13.0
         --------------------------------------------------------------------------------------------------
                   Total airports                                                      207.7        197.9
         --------------------------------------------------------------------------------------------------
             TRAVEL PLAZAS                                                              55.2         52.7
             SHOPPING MALLS AND ENTERTAINMENT                                           14.4         12.5
         --------------------------------------------------------------------------------------------------
             Total revenues                                                           $277.3       $263.1
         --------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 80 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues increased 15.1% for the first quarter of 1998 compared to a year ago, the majority of which related to the continued expansion of branded revenues at airports and revenues from new shopping mall food courts, which consist primarily of branded food and beverage. Branded revenues in all of the Company's venues have grown at a compound annual growth rate of 8.1% over the last five fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that the Company's largest branded concept, Burger King, accounts for only 10% of total revenues. Half of the $27.6 million in revenues from Burger King concepts during the first quarter of 1998 were generated from concepts located on travel plazas, with the remainder primarily generated from locations in airports.

AIRPORTS
Airport concession revenues were up 5.0% to $207.7 million for the first quarter of 1998 compared to a year ago. Domestic airport concession revenues were up 4.8% and international airport revenues were up 7.8% for the first quarter of 1998. The opening of the Montreal International Airport - Dorval in Canada during the second quarter of 1997 contributed significantly to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation in the first quarter of 1998.

Comparable domestic airport contracts exclude the negative impact of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. During the first quarter of 1998, the Chicago, St. Louis and Columbus airport contracts were considered noncomparable. Revenue growth at comparable domestic airport locations grew a solid 6.8% over the first quarter of 1997. Revenue growth at comparable domestic airports, which comprise over 90% of total airport revenues, was impacted during the first quarter by slower growth in airline traffic. Passenger enplanements at comparable domestic airports were up an estimated 1.2% over last year's first quarter. In March

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


1998, the FAA forecasted annual U.S. passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. First quarter 1998 results were below the FAA's long range forecast.

RPE grew 5.6% at the Company's comparable domestic airport locations in the first quarter of 1998 over last year. The growth in RPE can be attributed to the continued addition of branded locations, some selective moderate increases in menu prices and various real estate maximization efforts. Strong RPE growth of 5.6% was achieved despite disruption to business from planned construction projects in several comparable domestic airport locations, including Minneapolis/St. Paul, Cleveland and Los Angeles, where the Company is introducing branded concepts. Branded revenues in airports showed an increase of 13.6% when comparing the first quarter of 1998 to the same period in 1997. Airport branded revenues in the first quarter increased to $62.0 million, or 29.8% of total airport revenues, compared with $54.6 million, or 27.6% of total airport revenues, in the first quarter of 1997.

During the first quarter of 1998, the Company announced a new domestic airport contract at the Southwest Florida International Airport in Fort Myers. This ten year contract is for the development and operation of 16,000 square feet of food and beverage concessions space throughout the airport's main terminal and its two concourses.

Also  during  the  first  quarter  of  1998,  the  Company   announced   several
international concession facilities at Kuala Lumpur International Airport and Vancouver International Airport.

The new Kuala Lumpur airport complex is scheduled to open in the first half of 1998. The Company, along with its 51% Malaysian joint venture partner, Dewina Berhad, was awarded several facilities at the airport. The joint venture will operate over 8,000 square feet of food and beverage concessions space and will feature a mixture of international and local brand offerings. This contract is the Company's first Southeast Asian contract, a key step in establishing the Company's presence in Southeast Asia.

The  Company  was  awarded  two  new  concession  facilities  at  the  Vancouver
International Airport, adding to the Company's existing operations in the domestic terminal. The new facilities include a Bar and Grill concept and a Starbucks Coffee location. This airport was the Company's first Canadian airport contract, and since its opening, the Company has received several awards on the design of the food and beverage and retail operations at the airport.

Subsequent to the end of the first quarter of 1998, the Company announced that it has been selected as the food and beverage master developer/operator at the Miami International Airport, until the year 2007. The new contract is for the development and operation of more than 56,000 square feet of food and beverage space located throughout nine concourses and the main terminal of the airport. Prior to this award, the Company operated the existing generic facilities for Dade County under a management agreement and recorded management fees. The Company will record revenues and operating profit under the new agreement. When the facilities are completed in 2000, the estimated annualized revenues are expected to be approximately $30.0 million.

TRAVEL PLAZAS
Travel plaza concession revenues for the first quarter of 1998 were up 4.7% to $55.2 million when compared to the same period in 1997. This growth was the result of increased tollroad traffic due to low gasoline prices and favorable winter weather in the northeast, as well as moderate increases in menu prices. Low gasoline prices, higher household income and record-high consumer confidence have led the Energy Department to forecast strong growth in vehicle miles traveled for this summer.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by 15.2% to $14.4 million for the first quarter of 1998 when compared with the first quarter of 1997. This increase can be attributed to the opening of the Grapevine Mills Mall and the Vista Ridge Mall in the fourth quarter of 1997.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


Subsequent to the end of the first quarter of 1998, the Company announced its first mall food court project with Chelsea GCA Realty, Inc. to master lease 13,000 square feet of food and beverage facilities, including a food court and a 500 seat common area, at the Leesburg Corner Premium Outlets in Virginia. The upscale outlet center will be built in three phases with the first phase scheduled to open in the fall of 1998.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $275.3 million for the first quarter of 1998, or 99.3% of total revenues, compared with $261.8 million for the first quarter of 1997, or 99.5% of total revenues. The improved operating profit margin of 20 basis points reflects operating leverage benefits derived from revenue growth and reduced costs, primarily in other operating expenses.

Cost of sales for the first quarter of 1998 increased 10.0% to $82.5 million when compared to the first quarter of 1997. Cost of sales as a percentage of total revenues increased 120 basis points during the first quarter of 1998. The margin is influenced by temporary changes in merchandise product mix from low to higher margin goods at existing locations, as well as start-up activities at new food and beverage concepts that result in product waste.

Payroll and benefits totaled $89.9 million during the first quarter of 1998, a 6.9% increase over the first quarter of 1997. Payroll and benefits as a percentage of total revenues for the first quarter of 1998 increased 50 basis points to 32.4% as a result of staffing initiatives (such as the Store Manager Program) put in place to increase revenues and decrease other cost areas.

Rent expense totaled $44.4 million for the first quarter of 1998, an increase of 0.9% above the first quarter of 1997. Rent expense as a percentage of total revenues improved 70 basis points and can be attributed to sales increases on contracts with fixed rental rates, as well as new or renewed contracts with favorable rent margins.

Royalties expense for the first quarter of 1998 increased by 11.3% to $5.9 million when compared with the first quarter of 1997. As a percentage of total revenues, royalties expense increased by 10 basis points for the first quarter of 1998. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its concessions operations. Royalties expense as a percentage of branded sales totaled 6.0% and 6.4% in the first quarter of 1998 and 1997, respectively. This margin decrease was attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which offset royalty payments required to operate the concepts.

Depreciation  and  amortization  expense,  excluding  $0.5  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $12.0 million for the first quarter of 1998, compared to $12.1 million, excluding $0.4 million of corporate depreciation on property and equipment, for the first quarter of 1997. Increased depreciation from new contracts was offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997 and the amortization of pre-opening costs in the first quarter of 1997 related to mall contracts.

General and administrative expenses were $13.6 million for the first quarter of 1998, an increase of 8.8% from a year ago. This increase was primarily attributable to the addition of corporate resources in accounting, systems, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues, as well as increased consulting costs associated with systems initiatives.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $27.0 million for the first quarter of 1998, a 6.3% decrease from the $28.8 million reported in the first quarter of 1997. As a percentage of total revenues, other operating expenses improved 120 basis points for the first quarter of 1998 when compared with the same period in 1997. The majority of this improvement was due to lower supplies, utilities and service contract expenses.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $2.0 million or 0.7% of revenues for the first quarter of 1998, from $1.3 million or 0.5% of revenues for the first quarter of 1997. Operating profit margins improved in all business lines, despite international airport results being negatively impacted by exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

                                                                                 TWELVE WEEKS ENDED
                                                                             ---------------------------
                                                                               MARCH 27,    MARCH 28,
        (IN MILLIONS)                                                            1998         1997
        ------------------------------------------------------------------------------------------------

        OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
            AIRPORTS:
               Domestic                                                           $ 18.5       $ 16.5
               International                                                         0.2          0.4
        ------------------------------------------------------------------------------------------------
                  Total airports                                                    18.7         16.9
        ------------------------------------------------------------------------------------------------
            TRAVEL PLAZAS                                                           (3.7)        (3.6)
            SHOPPING MALLS AND ENTERTAINMENT                                         0.6          0.5
        ------------------------------------------------------------------------------------------------
            Total operating profit                                                $ 15.6       $ 13.8
        ------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses


Airport operating profit, before general and administrative expenses, was 9.0% of airport revenues for the first quarter of 1998 as compared with 8.5% of airport revenues for the first quarter of 1997. Travel plaza operating loss, before general and administrative expenses, improved 10 basis points to 6.7% for the first quarter of 1998. Operating profit for shopping malls and entertainment, excluding general and administrative expenses, improved 20 basis points to 4.2% for the first quarter of 1998.

INTEREST EXPENSE. Interest expense remained flat at $9.2 million for the first quarter of 1998 and 1997, reflecting the 9.5% fixed rate of interest on the $400 million of Senior Notes.

INTEREST INCOME. Interest income decreased slightly to $0.7 million for the first quarter of 1998. Cash balances during the first quarter of 1997 were temporarily higher due to a transition to a new financial system at year-end 1996. This transition resulted in beginning cash balances being higher than the Company's normal seasonal level.

INCOME TAXES. The benefit for income taxes for the first quarter of 1998 and 1997 was $2.6 million and $2.8 million, respectively, reflecting an effective tax rate of 39.5% for both quarters.

NET LOSS AND LOSS PER COMMON SHARE. The Company's net loss for the first quarter of 1998 decreased 9.3% to $3.9 million, or $0.11 per common share, compared with a net loss of $4.3 million for the first quarter of 1997, or $0.12 per common share. The decrease in net loss for the first quarter of 1998 reflects improved operating performance.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding for the first quarter of 1998 and 1997 used to calculate basic and diluted loss per common share was 34.4 million and 34.6 million, respectively. Common equivalent shares were excluded from the diluted calculations because they were antidilutive.

During the first quarter of 1998, common shares issued and outstanding decreased by approximately 0.6 million and totaled 33.9 million, primarily reflecting 0.7 million shares purchased under the Company's share repurchase program offset by the issuance of shares under the Company's Employee Stock Purchase Plan.

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

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in March 2003.

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

The Senior Notes are secured by a pledge of stock and are fully and unconditionally guaranteed on a joint and several basis by certain subsidiaries (the "Guarantors") of Host International, Inc. ("Host International"). Host International is the primary operating subsidiary of the Company. The indenture governing the Senior Notes (the "Indenture") contains covenants that, among other things, limit the ability of Host International and certain of its subsidiaries to incur additional indebtedness and issue preferred stock, pay dividends or make other distributions, repurchase capital stock or subordinated indebtedness, create certain liens, enter into certain transactions with affiliates, sell certain assets, issue or sell capital stock of the Guarantors, and enter into certain mergers and consolidations.

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to Host International consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility. During 1997, the Company negotiated several enhancements to the Facilities. The enhancements increased the aggregate availability and extended the maturity of the Facilities from $75.0 million through 2001 to $100.0 million through April 2002 (the "Total Commitment"). The $75.0 million Revolver Facility provides for working capital and general corporate purposes other than hostile acquisitions. The $25.0 million letter of credit facility provides for the issuance of financial and nonfinancial letters of credit. Any borrowings under the Facilities are senior obligations of Host International and are secured by the capital stock of Host International and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, except that dividends payable to the Company are limited to 25% of Host International's consolidated net income, as defined in the loan agreement. During the first quarter of 1998 and in compliance with the Facilities, Host International paid $4.7 million of dividends to the Company. The enhancements to the Facilities during 1997 eliminated the Revolver Facility's annual 30-day repayment provision. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of March 27, 1998 and throughout the twelve weeks ended March 27, 1998, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations,

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


before changes in working capital and income taxes, totaled $10.7 million for the first quarter of 1998 as compared with $9.4 million for the same period in 1997.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first quarter of 1998 and 1997 totaled $16.1 million and $13.1 million, respectively. For the entire fiscal year of 1998, the Company presently expects to make capital expenditure investments of approximately $60 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports, food courts in U.S. shopping malls and other venues). The timing of actual capital expenditures can vary from expected timing due to project scheduling and delays inherent in the construction and approval process. The Company expects to fund 1998 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first quarter of 1998 was $7.0 million, compared with cash provided by financing activities of $1.6 million for the same period in 1997. The Company announced a share repurchase program during 1997 for the repurchase of up to $15.0 million of the Company's stock on the open market over a two-year period and as of the end of 1997, shares had been repurchased at an aggregate purchase price of $3.5 million. The Company purchased additional treasury stock during the first quarter of 1998 totaling $9.8 million. Offsetting the $9.8 million of cash payments for treasury stock in the first quarter were proceeds received for the issuance of common shares relating to the Company's employee stock and option plans totaling $2.1 million. Cash provided by financing activities in 1997 was primarily due to the issuance of common shares relating to the Company's employee stock and option plans totaling $1.9 million.

Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased $1.1 million, or 7.4%, to $16.0 million in the first quarter of 1998. The EBITDA margin improved 10 basis points to 5.8% of revenues, up from 5.7% in the first quarter of 1997. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 3.4 to
1.0 in the first quarter of 1998 compared with 3.1 to 1.0 for the same period in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



The following is a reconciliation of net loss to EBITDA:

                                                                                    TWELVE WEEKS ENDED
                                                                                ---------------------------
                                                                                  MARCH 27,     MARCH 28,
           (IN MILLIONS)                                                            1998          1997
           ---------------------------------- --------- --------- ------------- -------------- ------------

           NET LOSS                                                                  $ (3.9)      $ (4.3)
           Interest expense (1)                                                         9.2          9.2
           Benefit for income taxes                                                    (2.6)        (2.8)
           Depreciation and amortization                                               12.5         12.5
           Other non-cash items                                                         0.8          0.3
           ---------------------------------- --------- --------- ------------- -------------- ------------
           EBITDA                                                                    $ 16.0       $ 14.9
           ---------------------------------- --------- --------- ------------- -------------- ------------

         (1) Amortization of deferred financing costs of $0.3 million and $0.2 million for the first quarter of 1998 and 1997, respectively, is included as a component of interest expense.


IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down the assets (primarily leasehold improvements and equipment) of 15 individual operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Twelve of the fifteen units had projected cash flow deficits, and, accordingly the assets of these units were written-off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values.

During 1996 and 1997, 6 of the original 15 impaired units were either disposed of or the lease term expired. As of March 27, 1998, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 9 operating units was projected to be approximately $10.4 million over the remaining weighted-average life of the contracts of 4.0 years. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $67.8 million as of March 27, 1998, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 27, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from several strategic initiatives and ongoing improvements to the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within nine to twelve years. During the third quarter of 1997, the Company recorded a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable.

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


FORWARD LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new domestic and international airport and domestic shopping mall food court contracts that were added in 1997 or that are expected to be added or renewed in 1998 and subsequent years;
anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts. These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in
Asia), competitive forces within the food, beverage and retail concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of the Year 2000 issue on operations. For further information concerning risks applicable to the Company's operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.


OTHER MATTERS

The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. An action plan consisting of three phases was formulated in 1997 and phase one was completed in the first quarter of 1998. The first phase consisted of a formulation of an overall assessment of the issues and documentation of an action plan. Full completion of the action plan should occur in 1999. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company is devoting resources to resolve all significant Year 2000 issues in a timely manner as they are identified. The Company currently anticipates the cost of funding its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software.

In addition to the risks noted above, the Company's operations may also be affected by Year 2000 issues facing the Federal Aviation Administration related to air traffic control and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 as it pertains to air traffic control and airport security systems.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Loss Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated February 5, 1998 announcing fiscal year 1997 results and containing forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, CONTINUED



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HOST MARRIOTT SERVICES CORPORATION



     MAY 8, 1998                             /S/  BRIAN W. BETHERS
----------------------             ---------------------------------------
         Date                            Brian W. Bethers
                               Senior Vice President and Chief Financial Officer
                                       (duly authorized officer and
                                          chief financial officer)