Form 10-Q
period 1998-06-19
HOST MARRIOTT SERVICES CORP
filed 1998-07-31
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                  52-1938672
---------------------------------        --------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)


          6600 ROCKLEDGE DRIVE
           BETHESDA, MARYLAND                                  20817
-----------------------------------------                  ------------
 (Address of principal executive offices)                   (Zip Code)

                                 (301) 380-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock issued and outstanding as of July 24, 1998, was 33,891,433.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
           For the Twelve Weeks and Twenty-Four Weeks Ended
           June 19, 1998 and June 20, 1997                                   2

         Condensed Consolidated Balance Sheets -
           As of June 19, 1998 and January 2, 1998                           3

         Condensed Consolidated Statements of Cash Flows -
           For the Twenty-Four Weeks Ended June 19, 1998 and
           June 20, 1997                                                     4

         Condensed Consolidated Statement of Shareholders' Deficit -
           For the Twenty-Four Weeks Ended June 19, 1998                     5

         Notes to Condensed Consolidated Financial Statements              6-8

         Management's Discussion and Analysis of  Financial Condition
           and Results of Operations                                      9-19

         Quantitative and Qualitative Disclosure About Market Risk         n/a

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                  20

         Changes in Securities and Use of Proceeds                          20

         Defaults Upon Senior Securities                                    20

         Submission of Matters to a Vote of Security Holders                20

         Other Information                                                  20

         Exhibits and Reports on Form 8-K                                   21

         Signature                                                          22

         Computations of Income Per Common Share                         23-24

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         JUNE 19,       JUNE 20,         JUNE 19,       JUNE 20,
                                                           1998           1997             1998           1997
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                     $322.6         $292.6          $599.9          $555.7
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                              94.7           85.3           177.2           160.3
    Payroll and benefits                                       95.5           87.5           185.4           171.6
    Rent                                                       49.9           46.1            94.3            90.1
    Royalties                                                   7.0            6.1            12.9            11.4
    Depreciation and amortization                              13.5           12.0            25.5            24.1
    General and administrative                                 13.5           12.0            27.1            24.5
    Other                                                      30.0           27.0            57.0            55.8
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                     304.1          276.0           579.4           537.8
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               18.5           16.6            20.5            17.9

    Interest expense                                           (9.2)          (9.2)          (18.4)          (18.4)
    Interest income                                             0.6            1.0             1.3             1.8
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                      9.9            8.4             3.4             1.3
Provision for income taxes                                      3.7            3.3             1.1             0.5
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                   $  6.2         $  5.1          $  2.3          $  0.8
---------------------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE:
    Basic                                                    $ 0.18         $ 0.15          $ 0.07          $ 0.02
    Diluted                                                  $ 0.17         $ 0.14          $ 0.06          $ 0.02

Weighted Average Common Shares Outstanding:
    Basic                                                      34.0           34.7            34.2            34.6
    Diluted                                                    35.7           36.2            35.9            36.2


           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                   JUNE 19,           JANUARY 2,
                                                                                     1998                1998
------------------------------------------------------------------------------ ----------------- -- ----------------
                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  53.4            $   78.1
   Accounts receivable, net                                                              22.2                24.5
   Inventories                                                                           42.1                41.1
   Deferred income taxes                                                                 11.5                11.5
   Prepaid rent                                                                           8.2                 7.0
   Other current assets                                                                   7.7                 7.0
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current assets                                                                 145.1               169.2

Property and equipment, net                                                             291.4               279.9
Intangible assets                                                                        22.1                22.1
Deferred income taxes                                                                    57.5                56.4
Other assets                                                                             21.5                20.4
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total assets                                                                       $ 537.6             $ 548.0
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                   $  71.3             $  72.2
   Accrued payroll and benefits                                                          47.0                46.0
   Accrued interest payable                                                               3.3                 4.8
   Current portion of long-term debt                                                      1.0                 1.0
   Other current liabilities                                                             41.7                41.5
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total current liabilities                                                            164.3               165.5

Long-term debt                                                                          406.0               405.8
Other liabilities                                                                        52.3                52.9
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities                                                                    622.6               624.2

Common stock, no par value,  100 million shares  authorized,  34,965,369 shares issued as of June 19, 1998 and
   34,733,815 shares issued as of January 2, 1998                                         ---                 ---
Contributed deficit                                                                    (107.3)             (107.7)
Retained earnings                                                                        37.4                35.1
Accumulated other comprehensive income                                                   (0.2)               (0.1)
Treasury stock - 1,091,100 shares at June 19, 1998
   and 253,100 shares at January 2, 1998                                                (14.9)               (3.5)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total shareholders' deficit                                                          (85.0)              (76.2)
------------------------------------------------------------------------------ ----------------- -- ----------------

   Total liabilities and shareholders' deficit                                         $ 537.6            $ 548.0
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

                         HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                            (IN MILLIONS)

                                                                                      TWENTY-FOUR WEEKS ENDED
                                                                               --------------------------------------
                                                                                  JUNE 19,             JUNE 20,
                                                                                    1998                 1997
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income                                                                          $  2.3               $  0.8

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       26.5                 24.9
     Amortization of deferred financing costs                                             0.6                  0.6
     Income taxes                                                                        (1.1)                (1.7)
     Other                                                                                4.5                  2.0
     Working capital changes:
       Decrease (increase) in accounts receivable                                         2.3                 (0.1)
       Increase in inventories                                                           (1.4)                (1.5)
       (Increase) decrease in other current assets                                       (2.7)                 1.6
       Decrease in accounts payable and accruals                                         (0.7)               (34.8)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash provided by (used in) operations                                                 30.3                 (8.2)

INVESTING ACTIVITIES
   Capital expenditures                                                                 (39.0)               (27.4)
   Other, net                                                                            (3.6)                 1.0
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in investing activities                                                    (42.6)               (26.4)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.6)                (0.7)
   Issuance of long-term debt                                                             0.9                  ---
   Proceeds from stock issuances                                                          2.3                  1.6
   Payment to Host Marriott Corporation for Marriott
       International options and deferred shares                                         (3.5)                (2.2)
   Purchases of treasury stock                                                          (11.4)                 ---
   Foreign currency translation adjustments                                              (0.1)                (0.4)
------------------------------------------------------------------------------ ----------------- -- -----------------

   Cash used in financing activities                                                    (12.4)                (1.7)

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (24.7)               (36.3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           78.1                104.2
------------------------------------------------------------------------------ ----------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 53.4               $ 67.9
------------------------------------------------------------------------------ ----------------- -- -----------------


           See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 19, 1998
(IN MILLIONS)

                                                                                           ACCUMULATED
  COMMON                                                                                      OTHER
  SHARES                                             COMMON     CONTRIBUTED   RETAINED    COMPREHENSIVE    TREASURY
OUTSTANDING                                           STOCK       DEFICIT     EARNINGS        INCOME         STOCK      TOTAL
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------

 34.5       Balance, January 2, 1998                $    ---      $(107.7)    $  35.1       $  (0.1)       $  (3.5)    $ (76.2)
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------

              Comprehensive income:
  ---            Net income                              ---          ---         2.3           ---            ---         2.3
                 Foreign currency translation
  ---              adjustments                           ---          ---         ---          (0.1)           ---        (0.1)
 ----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------
  ---         Total comprehensive income                 ---          ---         2.3          (0.1)           ---         2.2

              Common stock issued for
  0.3             employee stock and option plans        ---          2.3         ---           ---            ---         2.3
              Payment to Host Marriott Corporation
                for Marriott International options
  ---           and deferred shares                      ---         (3.5)        ---           ---            ---        (3.5)
 (0.8)        Treasury stock purchases                   ---          ---         ---           ---          (11.4)      (11.4)
 (0.1)        Deferred compensation                      ---          1.6         ---           ---            ---         1.6
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------

 33.9       BALANCE, JUNE 19, 1998                  $    ---      $(107.3)    $  37.4       $  (0.2)       $ (14.9)    $ (85.0)
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------





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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 19, 1998 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

3. Restricted shares are issued to certain officers and key executives. As of the end of the second quarter of 1998, there were approximately 409,000 restricted share awards outstanding. All current restricted share awards expire at the end of fiscal year 1998. Compensation expense is recognized over the award period and consists of time- and performance-based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria.

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

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     As of June 19, 1998, the Company had issued 1,381,668 common shares of the Company resulting from the exercise of Host Marriott Corporation warrants. Proceeds received from the issuance of these common shares were $5.9 million. As of June 19, 1998, the Company remains obligated to issue 56,517 shares of common stock for the remaining unexercised Host Marriott Corporation warrants at a price of $5.33 per Company share. The warrants expire on October 8, 1998.

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

                                                    TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                ---------------------------  -----------------------------
                                                  JUNE 19,      JUNE 20,       JUNE 19,        JUNE 20,
                 (IN MILLIONS)                      1998          1997           1998            1997
                 -----------------------------------------------------------------------------------------

                 REVENUES:
                   Airports                         $ 231.3       $ 206.8         $ 439.0        $ 404.7
                   Travel plazas                       75.5          72.8           130.7          125.5
                   Shopping malls
                     and entertainment                 15.8          13.0            30.2           25.5
                 -----------------------------------------------------------------------------------------
                 Total segment revenues             $ 322.6       $ 292.6         $ 599.9        $ 555.7
                 -----------------------------------------------------------------------------------------

                 OPERATING PROFIT:(1)
                   Airports                         $  25.4       $  21.2         $  44.1        $  38.1
                   Travel plazas                        5.8           5.9             2.1            2.3
                   Shopping malls
                     and entertainment                  0.8           1.5             1.4            2.0
                 -----------------------------------------------------------------------------------------
                 Total segment operating profit     $  32.0       $  28.6         $  47.6        $  42.4
                 -----------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.




                                                                        JUNE 19,            JANUARY 2,
                 (IN MILLIONS)                                            1998                 1998
                 ---------------------------------------------------------------------------------------------

                 ASSETS:
                   Airports                                              $ 291.4              $ 272.9
                   Travel plazas                                            91.8                 95.7
                   Shopping malls
                     and entertainment                                      28.0                 32.9
                 ---------------------------------------------------------------------------------------------
                 Total segment assets                                    $ 411.2              $ 401.5
                 ---------------------------------------------------------------------------------------------


HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



    Reconciliations of segment data to the Company's  consolidated data follow:

                                                          TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                      ---------------------------   ------------------------------
                                                       JUNE 19,       JUNE 20,       JUNE 19,        JUNE 20,
                 (IN MILLIONS)                           1998           1997           1998            1997
                 -----------------------------------------------------------------------------------------------

                 OPERATING PROFIT:
                   Segments                               $ 32.0         $ 28.6         $ 47.6          $ 42.4
                   General and administrative              (13.5)         (12.0)         (27.1)          (24.5)
                   expenses
                 -----------------------------------------------------------------------------------------------
                 Total operating profit                   $ 18.5         $ 16.6         $ 20.5          $ 17.9
                 -----------------------------------------------------------------------------------------------



                                                                           JUNE 19,          JANUARY 2,
                 (IN MILLIONS)                                               1998               1998
                 ------------------------------------------------------------------------------------------

                 ASSETS:
                   Segments                                                      $ 411.2           $ 401.5
                   Corporate and other(1)                                          126.4             146.5
                 ------------------------------------------------------------------------------------------
                 Total assets                                                    $ 537.6           $ 548.0
                 ------------------------------------------------------------------------------------------

                (1)The  majority  of the  decrease  in  corporate  and other was related to a decrease in corporate cash concentration accounts with a significant amount related to $11.4 million of treasury stock purchases during the first half of 1998.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended June 19, 1998 increased by 10.3% to $322.6 million from the same period in 1997, with revenue growth experienced in all business lines. Revenues for the twenty-four weeks ("first half") ended June 19, 1998 totaled $599.9 million, an increase of 8.0%. These increases in revenues were driven by strong growth in domestic airport food and beverage concessions particularly from sales at locations with recent openings of new branded concepts. Revenue growth was also aided by an increase in enplanements, customer traffic on tollroads, the opening of two new mall contracts in the fourth quarter of 1997 and the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998.

                                                      TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                   --------------------------  ----------------------------
                                                     JUNE 19,    JUNE 20,         JUNE 19,     JUNE 20,
         (IN MILLIONS)                                 1998        1997             1998         1997
         --------------------------------------------------------------------------------------------------

         REVENUES BY BUSINESS LINE
             AIRPORTS:
                Domestic                                $215.8       $191.9           $409.5       $376.8
                International                             15.5         14.9             29.5         27.9
         --------------------------------------------------------------------------------------------------
                   Total airports                        231.3        206.8            439.0        404.7
         --------------------------------------------------------------------------------------------------
             TRAVEL PLAZAS                                75.5         72.8            130.7        125.5
             SHOPPING MALLS AND ENTERTAINMENT             15.8         13.0             30.2         25.5
         --------------------------------------------------------------------------------------------------

             Total revenues                             $322.6       $292.6           $599.9       $555.7
         --------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues increased 18.8% and 17.1% for the second quarter and first half of 1998 compared to a year ago, the majority of which related to the continued expansion of branded revenues at airports and revenues from new shopping mall food courts, which consist primarily of branded food and beverage. Branded revenues in all of the Company's venues have grown at a compound annual growth rate of 8.1% over the last five fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that the Company's largest branded concept, Burger King, accounted for only 10.1% of total revenues for the first half of 1998.

AIRPORTS
Airport concession revenues were up 11.8% to $231.3 million for the second quarter of 1998 compared to a year ago, with domestic airport concession revenues up 12.5% and international airport revenues up 4.0%. International revenues reflect increased revenues at the Montreal International Airport - Dorval in Canada and the Schiphol Airport in the Netherlands offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

Comparable  domestic  airport  contracts  exclude the negative  impact of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as, the positive impact of new contracts. During the second quarter of 1998, the Chicago, St. Louis, Miami and Columbus airport contracts were considered noncomparable. Revenue growth at comparable domestic airport locations, which comprise almost 90% of total domestic airport revenues, grew a solid 11.4% over the second quarter of 1997. Passenger enplanements at comparable domestic airports were up an estimated 3.0% over last year's second quarter while RPE grew 8.2%. In March 1998, the FAA forecasted annual U.S. passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. Second quarter 1998 enplanement growth was below the FAA's long range forecast.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


RPE, which is the primary measure of how effective the Company is capturing potential customers and increasing customer spending, grew 8.2% at the Company's comparable domestic airport locations in the second quarter of 1998 over the same period last year. Approximately half of the RPE growth achieved during the quarter can be attributed to the opening of new branded concepts at a number of the Company's larger locations, including Los Angeles, San Francisco, Minneapolis and Cleveland. In addition, moderate increases in menu prices and various real estate maximization efforts also contributed to the 8.2% growth rate. Branded revenues in airports showed an increase of 24.4% when comparing the second quarter of 1998 to the same period in 1997. Airport branded revenues in the second quarter increased to $69.3 million, or 30.0% of total airport revenues, compared with $55.7 million, or 26.9% of total airport revenues, in the second quarter of 1997.

Airport concession revenues were up 8.5% to $439.0 million for the first half of 1998 compared to a year ago, with domestic airport concession revenues up 8.7% and international airport concession revenues up 5.7%. The opening of the Montreal International Airport - Dorval in Canada during the second quarter of 1997 contributed significantly to the increase in international airport revenues, which was partially offset by the negative impact of exchange rate fluctuations and weak enplanements stemming from the Asian economic situation.

During the first half of 1998, the Chicago, St. Louis, Miami, Columbus and Montreal airport contracts were considered noncomparable. Revenue growth at comparable domestic airport locations grew a solid 9.2% over the first half of 1997. Passenger enplanements at comparable domestic airports were up an estimated 1.8% over the first half of 1997.

RPE grew 7.2% at the Company's comparable domestic airport locations in the first half of 1998 over the same period last year. Branded revenues in airports showed an increase of 19.0% when comparing the first half of 1998 to the same period in 1997. Airport branded revenues in the first half of 1998 increased to $131.3 million, or 29.9% of total airport revenues, compared with $110.3 million, or 27.3% of total airport revenues, in the first half of 1997.

During the first quarter of 1998, the Company announced a new domestic airport contract at the Southwest Florida International Airport in Fort Myers. This ten year contract is for the development and operation of 16,000 square feet of food and beverage concessions space throughout the airport's main terminal and its two concourses.

Also during the first quarter of 1998, the Company announced several international concession facilities at Kuala Lumpur International Airport and Vancouver International Airport, both of which opened in the second quarter of 1998. The Company, along with its 51% Malaysian joint venture partner, Dewina Berhad, was awarded several facilities at the Kuala Lumpur airport. The joint venture will operate over 8,000 square feet of food and beverage concessions space and will feature a mixture of international and local brand offerings. This contract is the Company's first Southeast Asian contract, a key step in establishing the Company's presence in Southeast Asia. The Company was awarded two new concession facilities at the Vancouver International Airport, adding to the Company's existing operations in the domestic terminal. The new facilities include a Bar and Grill concept and a Starbucks Coffee location. This airport was the Company's first Canadian airport contract, and since its opening, the Company has received several awards on the design of the food and beverage and retail operations at the airport.

During the second quarter of 1998, the Company announced that it has been selected as the food and beverage master developer/operator at the Miami International Airport, until the year 2007. The new contract is for the development and operation of more than 56,000 square feet of food and beverage space located throughout nine concourses and the main terminal of the airport. Prior to this award, the Company operated the existing generic facilities for Dade County under a management agreement and recorded management fees. The Company will record revenues and expenses under the new agreement. When the facilities are completed in 2000, the estimated annualized revenues are expected to be approximately $30.0 million. The Company also announced a new joint venture with Cool Planet, Inc., a subsidiary of Planet Hollywood International, Inc., to bring a new ice cream and

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


dessert concept called Cool Planet to the Company's venues. The 50/50 joint venture was formed to open up to 10 Cool Planet locations, five likely within the next year.

Subsequent to the end of the second quarter of 1998, the Company announced several development achievements. Food and beverage extensions were obtained at the Jacksonville International Airport in Florida and at Terminal 3 of JFK International Airport in New York. The Company won a new contract to operate retail concessions in the north terminal at San Francisco International Airport and announced a planned expansion at Chicago O'Hare International Airport with the recent approval for a new 8,000 square foot business center at the airport. Also, the Company has been selected by the Palm Beach Airport Authority to take over food and beverage operations in October of 1998 in West Palm Beach. The Company's selection requires the positive vote of the Palm Beach County Board of Commissioners and the vote is expected in August.

The contracts won or renewed in core markets during or subsequent to the second quarter described above are expected to generate more than $50 million in revenues once opened and redeveloped.

TRAVEL PLAZAS
Travel plaza concession revenues for the second quarter of 1998 were up 3.7% to $75.5 million when compared to the same period in 1997 due to low gasoline prices, offset by inclement weather experienced throughout the northeastern U.S. during much of the second quarter. Revenues for the travel plazas segment grew 4.1% to $130.7 million for the first half of 1998. This growth was the result of increased tollroad traffic due to low gasoline prices, as well as moderate increases in menu prices. Low gasoline prices, higher household income and record-high consumer confidence have led the Energy Department and the Travel Institute of America to forecast strong growth in vehicle miles traveled for this summer of 3.9% and 3%, respectively.

The Company started to introduce the Starbucks concept to a number of travel plazas during the first half of 1998 in an effort to increase customer capture and enhance real estate productivity on the tollroads. Travel plazas in Maryland and Pennsylvania are currently operating Starbucks kiosks and 12 more Starbucks locations are planned.

SHOPPING MALLS AND ENTERTAINMENT
Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, stadiums, arenas, and other tourist attractions, increased by 21.5% to $15.8 million for the second quarter of 1998 when compared with the second quarter of 1997. Revenues for the shopping malls and entertainment segment grew 18.4% to $30.2 million for the first half of 1998 compared to the same period in 1997. These increases can be attributed to the opening of the Grapevine Mills Mall and the Vista Ridge Mall in the fourth quarter of 1997, as well as a significant increase in revenues at an entertainment location.

During the second quarter of 1998, the Company announced its first mall food court project with Chelsea GCA Realty, Inc. to master lease 13,000 square feet of food and beverage facilities, including a food court and a 500 seat common area, at the Leesburg Corner Premium Outlets in Virginia. The upscale outlet center will be built in three phases with the first phase scheduled to open in the fall of 1998.

Also during the second quarter of 1998, the Company announced that it reached an agreement with Forest City Ratner Companies to develop and manage 35,000 square feet of food and beverage operations in its 42nd Street Entertainment and Retail Project in New York. This project will be one of the Company's largest mall and entertainment projects with annual sales expected to exceed $15 million once construction of the units has been completed in late 1999.

The Company currently has seven mall contracts with five leading developers and discussions underway with many more developers. A number of projects are under discussion, including two in Europe.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $304.1 million for the second quarter of 1998, or 94.3% of total revenues, compared with $276.0 million for the second quarter of 1997, or 94.3% of total

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



revenues. Total operating costs and expenses for the first half of 1998 were $579.4 million, or 96.6% of total revenues, compared with $537.8 million, or 96.8% of total revenues for the first half of 1997. The improved operating profit margin for the first half of 1998 reflects operating leverage benefits derived from revenue growth and reduced costs, primarily in other operating expenses.

Cost of sales for the second quarter of 1998 increased 11.0% to $94.7 million when compared to the same period in 1997. Cost of sales for the first half of 1998 increased 10.5% to $177.2 million when compared with the first half of 1997. Cost of sales as a percentage of total revenues increased 20 basis points and 70 basis points during the second quarter and first half of 1998, respectively. The margins are influenced by start-up activities at new food and beverage concepts that result in product waste. In addition, the Company experienced commodity cost increases in dairy products and premium coffee beans.

Payroll and benefits totaled $95.5 million during the second quarter of 1998, a 9.1% increase over the second quarter of 1997. Payroll and benefits increased 8.0% to $185.4 million during the first half of 1998 when compared to the same period in 1997. Payroll and benefits as a percentage of total revenues decreased 30 basis points for the second quarter and remained flat for the first half of 1998, reflecting benefits from the use of labor scheduling software and the implementation of store manager training programs.

Rent expense totaled $49.9 million and $94.3 million for the second quarter and first half of 1998, an increase of 8.2% and 4.7% above the second quarter and first half of 1997, respectively. Rent expense as a percentage of total revenues improved 30 basis points for the second quarter and 50 basis points for the first half of 1998 and can be attributed to sales increases on contracts with fixed rental rates, as well as new or renewed contracts with favorable rent margins.

Royalties expense for the second quarter and first half of 1998 increased by 14.8% and 13.2% to $7.0 million and $12.9 million, respectively, when compared with the same periods in 1997. As a percentage of total revenues, royalties expense increased by 10 basis points for both the second quarter and first half of 1998. These increases in royalties expense reflects the Company's continued introduction of branded concepts to its concessions operations. Royalties expense as a percentage of branded sales totaled 6.1% and 6.7% in the second quarter of 1998 and 1997, respectively, and totaled 6.0% and 6.5% in the first half of 1998 and 1997, respectively. These margin decreases were attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which more than offset royalty payments required to operate the concepts.

Depreciation  and  amortization  expense,  excluding  $0.5  million of corporate depreciation on property and equipment which is included as a component of general and administrative expenses, was $13.5 million for the second quarter of 1998, compared to $12.0 million, excluding $0.3 million of corporate depreciation on property and equipment, for the second quarter of 1997. Depreciation and amortization for the first half of 1998 and 1997 totaled $25.5 million and $24.1 million, excluding $1.0 million and $0.7 million of corporate depreciation on property and equipment, respectively. Increased depreciation related to the buildout of new branded locations and additional amortization of pre-opening costs related to new mall contracts was partially offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997.

General and administrative expenses were $13.5 million for the second quarter of 1998, an increase of 12.5% from a year ago. General and administrative expenses for the first half of 1998 increased 10.6% to $27.1 million compared to the first half of 1997. These increases were primarily attributable to the addition of corporate resources in accounting, systems, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues, as well as increased consulting costs associated with systems initiatives. During the first half of 1998, $400 thousand in external costs was included in general and administrative expenses relating to the Company's Year 2000 compliance program.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $30.0 million for the second quarter of 1998, a 11.1% increase from the second quarter of 1997. Other operating expenses increased 2.2% in the first half of 1998 to $57.0 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 10 basis points for the second quarter and decreased 50 basis points for the first half of 1998 when compared with the same periods in 1997. The majority of the margin improvement for the first half of 1998 was due to lower supplies expenses.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased 11.4% to $18.5 million or 5.7% of revenues for the second quarter of 1998, from $16.6 million or 5.7% of revenues for the second quarter of 1997. Operating profit improved 14.5% to $20.5 million for the first half of 1998, or 3.4% of revenues compared with $17.9 million, or 3.2% of revenues for the same period in 1997.

                                                           TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                       ---------------------------  ----------------------------
                                                          JUNE 19,     JUNE 20,       JUNE 19,      JUNE 20,
     (IN MILLIONS)                                          1998         1997           1998          1997
     -----------------------------------------------------------------------------------------------------------

     OPERATING PROFIT BY BUSINESS LINE (1)
         AIRPORTS:
            Domestic                                         $ 24.5      $ 20.4          $ 43.0        $ 36.9
            International                                       0.9         0.8             1.1           1.2
     -----------------------------------------------------------------------------------------------------------
               Total airports                                  25.4        21.2            44.1          38.1
     -----------------------------------------------------------------------------------------------------------
         TRAVEL PLAZAS                                          5.8         5.9             2.1           2.3
         SHOPPING MALLS AND ENTERTAINMENT                       0.8         1.5             1.4           2.0
     -----------------------------------------------------------------------------------------------------------

         Total operating profit                              $ 32.0      $ 28.6          $ 47.6        $ 42.4
     -----------------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses

Operating profit margins increased for the airports business line, totaling 11.0% of airport revenues, before general and administrative expenses, for the second quarter of 1998 as compared with 10.3% of airport revenues for the second quarter of 1997. Airport operating profit margin, before general and administrative expenses, improved 60 basis points to 10.0% in the first half of 1998 compared to the same period in 1997.

The travel plaza operating profit margin, before general and administrative expenses, decreased 40 basis points to 7.7% for the second quarter of 1998 and decreased 20 basis points to 1.6% for the first half of 1998. The slight decrease in the travel plaza operating profit margin for the second quarter and first half of 1998 can be attributed to inclement weather experienced throughout the northeastern U.S. during much of the second quarter, as well as increased cost of sales and upward pressure on wages.

The operating profit margin for shopping malls and entertainment, excluding general and administrative expenses, decreased to 5.1% for the second quarter of 1998 from 11.5% in the second quarter of 1997 and decreased to 4.6% for the first half of 1998 from 7.8% reported in the first half of 1997. The shopping mall and entertainment operating profit margins were constrained by start-up costs, including the amortization of pre-opening costs related to the opening of two new mall contracts, the negative impact of the Asian crisis at one Hawaiian location and costs associated with the closing of an entertainment location in Florida.


INTEREST EXPENSE. Interest expense remained flat at $9.2 million and $18.4 million for the second quarter and first half of 1998 when compared to the same periods in 1997, reflecting the 9.5% fixed rate of interest on the $400 million of Senior Notes.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


INTEREST INCOME. Interest income decreased to $0.6 million for the second quarter of 1998 compared with $1.0 million in the second quarter of 1997. The second quarter of 1997 included $0.4 million of non-recurring interest income relating to a negotiated agreement with an Airport Authority which reimbursed the Company for the cost of funding certain capital improvements. Interest income decreased to $1.3 million for the first half of 1998 compared with $1.8 million for the same period in 1998.

INCOME TAXES. The provision for income taxes for the second quarter of 1998 and 1997 was $3.7 million and $3.3 million, reflecting an effective tax rate of 37.4% and 39.5% for the respective quarters. Provision for income taxes for the first half of 1998 and 1997 was $1.1 million and $0.5 million, respectively, reflecting an effective tax rate of 33.0% and 39.5% for the respective periods. The decline in 1998 effective tax rates reflects the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable.

NET INCOME AND INCOME PER COMMON SHARE. Net income for the second quarter of 1998 increased 21.6% to $6.2 million, or $0.17 per diluted common share, compared with $5.1 million for the second quarter of 1997, or $0.14 per diluted common share. Net income for the first half of 1998 increased to $2.3 million, or $0.06 per diluted common share, compared with $0.8 million for the same period in 1997, or $0.02 per diluted common share. The increase in net income for the second quarter and first half of 1998 reflects strong revenue growth, slightly improved operating profit margins and a favorable reduction in the corporate tax rate.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding used to calculate basic income per common share for the second quarter of 1998 and 1997 was 34.0 million and 34.7 million, respectively. The weighted average number of common shares outstanding used to calculate diluted income per common share for the second quarter of 1998 and 1997 was 35.7 million and 36.2 million, respectively.

The weighted average number of common shares outstanding used to calculate basic income per common share for the first half of 1998 and 1997 was 34.2 million and
34.6 million, respectively. The weighted average number of common shares outstanding used to calculate diluted income per common share for the first half of 1998 and 1997 totaled 35.9 million and 36.2 million, respectively.

As of the end of the first half of 1998, common shares issued and outstanding had decreased by approximately 0.6 million from year-end 1997 and totaled 33.9 million, primarily reflecting 0.8 million shares purchased by the Company under the Company's share repurchase program partially offset by the issuance of shares under the Company's Employee Stock Purchase Plan and Comprehensive Stock Plan.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities (the "Facilities") to Host International consisting of a $75.0 million revolving credit facility (the "Revolver Facility") and a $25.0 million letter of credit facility. The $75.0 million Revolver Facility provides for working capital and general corporate purposes other than hostile acquisitions. The $25.0 million letter of credit facility provides for the issuance of financial and nonfinancial letters of credit. Any borrowings under the Facilities are senior obligations of Host International and are secured by the capital stock of Host International and the guarantors.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, except that dividends payable to the Company are limited to 25% of Host International's consolidated net income, as defined in the loan agreement. During the first quarter of 1998 and in compliance with the Facilities, Host International paid $4.7 million of dividends to the Company. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 19, 1998 and throughout the twelve weeks and twenty-four weeks ended June 19, 1998, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and income taxes, totaled $33.8 million for the first half of 1998 as compared with $28.3 million for the same period in 1997. Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first half of 1998 and 1997 totaled $39.0 million and $27.4 million, respectively. For the entire fiscal year of 1998, the Company presently expects to make capital expenditure investments of approximately $60.0 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports, food courts in U.S. shopping malls and other venues). The timing of actual capital expenditures can vary from that expected due to issues pertaining to project scheduling inherent in the construction and approval process. The Company expects to fund 1998 expenditures with its operating cash flow.

The Company's cash used in financing activities in the first half of 1998 was $12.4 million, compared with cash used in financing activities of $1.7 million for the same period in 1997. The Company announced a share repurchase program during 1997 for the repurchase of up to $15.0 million of the Company's stock on the open market over a two-year period and as of the end of 1997, shares had been repurchased at an aggregate purchase price of $3.5 million. The Company purchased additional treasury stock during the first half of 1998 totaling $11.4 million. Subsequent to the end of the second quarter of 1998, the Company completed the entire share repurchase program. The Company is considering a new share repurchase program, pending necessary approvals, which will be similar in size to or larger than the share repurchase program announced in 1997. The new program, if approved, will be funded by available cash and will not interfere with the Company's growth plans. In addition to treasury share repurchases, cash used in financing activities during the first half of 1998 consisted of a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $0.2 million of foreign currency translation adjustments. Offsetting these cash outflows for financing activities in the first half of 1998 were proceeds received for the issuance of common shares relating to the Company's employee stock and option plans totaling $2.3 million and for the issuance of debt totaling $0.9 million.

Cash used in financing activities in the first half of 1997 was primarily due to a $2.2 million payment in settlement of the Company's obligation for the 1996 exercise of nonqualified stock options and release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation. In addition, the Company had $0.7 million of debt repayments and $0.4 million of foreign currency translation adjustments. Offsetting these cash payments was cash received from issuance of common shares relating to the Company's employee stock and option plans totaling $1.6 million.

The Company's consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 8.8% to $33.4 million in the second quarter of 1998. EBITDA increased 8.3% to $49.4 million for the first half of 1998. The EBITDA to revenue margin decreased slightly to 10.4% compared to 10.5% in the second quarter of 1997 and remained level at 8.2% for both the first half of 1998 and 1997. The cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs) was 3.5 to 1.0 in the first half of 1998 compared with
3.0 to 1.0 for the same period in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


The following is a reconciliation of net income to EBITDA:

                                                    TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                 -------------------------    -----------------------------
                                                  JUNE 19,     JUNE 20,          JUNE 19,       JUNE 20,
           (IN MILLIONS)                            1998         1997              1998           1997
           ------------------------------------- ----------- ------------- -- --------------- -------------

           NET INCOME                              $  6.2        $  5.1             $  2.3        $  0.8
           Interest expense (1)                       9.2           9.2               18.4          18.4
           Provision for income taxes                 3.7           3.3                1.1           0.5
           Depreciation and amortization             14.0          12.3               26.5          24.8
           Other non-cash items                       0.3           0.8                1.1           1.1
           ------------------------------------- ----------- ------------- -- --------------- -------------

           EBITDA                                  $ 33.4        $ 30.7             $ 49.4        $ 45.6
           ------------------------------------- ----------- ------------- -- --------------- -------------

         (1) Amortization of deferred financing costs of $0.3 million and $0.4 million for the second quarter of 1998 and 1997, respectively, is included as a component of interest expense. Amortization of deferred financing costs of $0.6 million and $0.6 million for the first half of 1998 and 1997, respectively, is included in interest expense.

Excluding the $0.4 million in non-recurring interest income in the second quarter of 1997, EBITDA would have increased by 10.2% for the second quarter of 1998 compared to the same period in 1997 and the EBITDA margin would have remained level at 10.4% between the periods. Excluding the non-recurring interest income, EBITDA would have increased by 9.3% for the first half of 1998 compared to the same period in 1997 and the EBITDA margin would have increased to 8.2% in the first half of 1998 from 8.1% in the first half of 1997.

IMPAIRMENTS OF LONG-LIVED ASSETS

Effective September 9, 1995, the Company adopted SFAS No. 121, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the sum of the estimated undiscounted future cash flows of the asset. In adopting SFAS No. 121 (and thereby changing its method of measuring long-lived asset impairments from a business-line basis to an individual operating-unit basis), the Company wrote down the assets (primarily leasehold improvements and equipment) of 15 individual operating units to the extent the carrying value of the assets exceeded the fair value of the assets in 1995. Twelve of the fifteen units had projected cash flow deficits, and, accordingly, the assets of these units were written-off in their entirety. The remaining three units had projected positive cash flows and the assets were partially written down to their estimated fair values.

During 1996 and 1997, 6 of the original 15 impaired units were either disposed of or the lease term expired. As of June 19, 1998, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 9 operating units was projected to be approximately $10.0 million over the remaining weighted-average life of the contracts of 3.8 years. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.


DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $69.0 million as of June 19, 1998, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 19, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and profit improvement resulting from several strategic initiatives focused on the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within nine to twelve years. During the second quarter of 1998, the Company revised its interim effective tax rate to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits that were previously

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


considered unrealizable. During the third quarter of 1997, the Company recorded a $1.9 million benefit to recognize certain tax credits that were previously considered unrealizable.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition, demand for development of concepts and other factors beyond the Company's control, and no assurance can be given that sufficient taxable income will be generated for full utilization of the tax credits and deductible temporary differences giving rise to the net deferred tax assets. Management has considered these factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to realize the net deferred tax assets. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved.


YEAR 2000

The Company is currently working to resolve the potential impact of the Year 2000 on the Company's operations. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company is devoting resources to resolve all significant Year 2000 issues in a timely manner as they are identified. An action plan consisting of three phases was formulated in 1997 and phase one was completed in the first quarter of 1998. The first phase consisted of a formulation of an overall assessment of the issues and documentation of an action plan. The Company anticipates that all mission critical information technology systems at corporate headquarters, which perform financial management processes, will be Year 2000 compliant by the end of 1998. Full completion of the action plan should occur in 1999.

The Company currently anticipates the funding of external costs for its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the first half of 1998, $0.4 million of the estimated $1.5 million in external costs were incurred relating to Year 2000 implementation.

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


FORWARD LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new domestic and international shopping mall food court and airport contracts that were added in 1997 or that are expected to be added or renewed in 1998 and subsequent years; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 5, 1998 in Chantilly, VA. At the meeting, Rosemary M. Collyer, William W. McCarten, and William
     J. Shaw were elected to the Board of Directors of the Company for three-year terms expiring at the 2001 Annual Meeting of Shareholders. The results of the election of Rosemary M. Collyer, were 28,509,033 votes for and 959,200 votes withheld. The results of the election of William W. McCarten were 28,917,263 votes for and 550,970 votes withheld. The results of the election of William J. Shaw were 28,926,391 votes for and 541,842 votes withheld. Other members of the Company's Board of Directors are:

                           Richard E. Marriott
                           J.W. Marriott, Jr.
                           R. Michael McCullough
                           Gilbert T. Ray
                           Andrew J. Young

     In addition to the election of Rosemary M. Collyer, William W. McCarten and William J. Shaw, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. The results of the appointment of Arthur Andersen LLP were 29,325,931 votes for, 61,392 votes against and 80,910 votes withheld.

     The shareholders ratified the amendment of the Company's Comprehensive Stock Plan, increasing the number of shares of the Company's Common Stock available to be awarded under the Plan from 6.5 million to 10 million shares. The results of the amendment of the Comprehensive Stock Plan were 20,316,915 votes for, 4,537,383 votes against, 200,673 votes withheld and 4,413,262 broker non-votes.

     The shareholders ratified the amendment of the Company's Employee Stock Purchase Plan, increasing the number of shares of the Company's Common Stock that may be purchased under the Plan from 750,000 to 1,250,000 shares. The results of the amendment of the Employee Stock Purchase Plan were 24,235,373 votes for, 665,709 votes against, 153,889 votes withheld and 4,413,262 broker non-votes.

ITEM 5.  OTHER INFORMATION

     None.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, continued



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Income Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated April 16, 1998 announcing first quarter 1998 results and containing forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, continued



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HOST MARRIOTT SERVICES CORPORATION



     JULY 31, 1998                               /S/  BRIAN W. BETHERS
    ---------------                       ----------------------------------
          Date                            Brian W. Bethers
                                          Senior  Vice   President
                                          and   Chief    Financial
                                          Officer (duly authorized
                                          officer     and    chief
                                          financial officer)