Form 10-Q
period 1998-09-11
HOST MARRIOTT SERVICES CORP
filed 1998-10-23
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 11, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION

         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   52-1938672
 -------------------------------          -------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

                              6600 ROCKLEDGE DRIVE

           BETHESDA, MARYLAND                            20817
  --------------------------------------                --------
 (Address of principal executive offices)              (Zip Code)

                                 (301) 380-7000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock issued and outstanding as of October 16, 1998, was 33,659,617.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        PAGE NO.

PART I.           FINANCIAL INFORMATION (UNAUDITED):

                  Condensed Consolidated Statements of Operations -
                    For the Twelve Weeks and Thirty-Six Weeks Ended
                    September 11, 1998 and September 12, 1997                 2

                  Condensed Consolidated Balance Sheets -
                    As of September 11, 1998 and January 2, 1998              3

                  Condensed Consolidated Statements of Cash Flows -
                    For the Thirty-Six Weeks Ended September 11, 1998
                    and September 12, 1997                                    4

                  Condensed Consolidated Statement of Shareholders'
                    Deficit - For the Thirty-Six Weeks Ended
                    September 11, 1998                                        5

                  Notes to Condensed Consolidated Financial Statements      6-8

                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    9-21

                  Quantitative and Qualitative Disclosure About
                    Market Risk                                             n/a

PART II.          OTHER INFORMATION AND SIGNATURE:

                  Legal Proceedings                                          22

                  Changes in Securities and Use of Proceeds                  22

                  Defaults Upon Senior Securities                            22

                  Submission of Matters to a Vote of Security Holders        22

                  Other Information                                          22

                  Exhibits and Reports on Form 8-K                           23

                  Signature                                                  24

                  Computations of Income Per Common Share                 25-26

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            TWELVE WEEKS ENDED            THIRTY-SIX WEEKS ENDED
                                                      ------------------------------- -------------------------------
                                                         SEPT. 11,      SEPT. 12,       SEPT. 11,      SEPT. 12,
                                                           1998           1997             1998           1997
---------------------------------------------------------------------------------------------------------------------
REVENUES                                                     $362.2         $340.7          $962.1          $896.4
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                             107.4          100.3           284.6           260.6
    Payroll and benefits                                      102.1           92.4           287.5           264.0
    Rent                                                       52.7           51.0           147.0           141.1
    Royalties                                                   7.9            7.3            20.8            18.7
    Depreciation and amortization                              13.6           12.4            39.1            36.5
    General and administrative                                 12.2           12.6            39.3            37.1
    Other                                                      31.1           28.1            88.1            83.9
---------------------------------------------------------------------------------------------------------------------
       Total operating costs and expenses                     327.0          304.1           906.4           841.9
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                               35.2           36.6            55.7            54.5
    Interest expense                                           (9.3)          (9.2)          (27.7)          (27.6)
    Interest income                                             0.7            0.7             2.0             2.5
---------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                     26.6           28.1            30.0            29.4
Provision for income taxes                                      8.1            9.2             9.2             9.7
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 18.5         $ 18.9          $ 20.8          $ 19.7
---------------------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE:
    Basic                                                    $ 0.55         $ 0.54          $ 0.61          $ 0.57
    Diluted                                                  $ 0.52         $ 0.52          $ 0.58          $ 0.54

Weighted Average Common Shares Outstanding:
    Basic                                                      34.1           34.7            34.2            34.6
    Diluted                                                    35.7           36.6            35.8            36.4








            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                  SEPT. 11,           JANUARY 2,
                                                                                     1998                1998
------------------------------------------------------------------------------ ----------------- -- ----------------
                                   ASSETS

Current assets:
   Cash and cash equivalents                                                          $  79.1            $   78.1
   Accounts receivable, net                                                              27.7                24.5
   Inventories                                                                           43.1                41.1
   Deferred income taxes                                                                 14.5                11.5
   Prepaid rent                                                                           7.5                 7.0
   Other current assets                                                                   6.3                 7.0
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total current assets                                                                 178.2               169.2

Property and equipment, net                                                             302.0               279.9
Intangible assets                                                                        21.3                22.1
Deferred income taxes                                                                    51.2                56.4
Other assets                                                                             21.9                20.4
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total assets                                                                       $ 574.6             $ 548.0
------------------------------------------------------------------------------ ----------------- -- ----------------


                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                   $  86.2             $  72.2
   Accrued payroll and benefits                                                          40.9                46.0
   Accrued interest payable                                                              12.1                 4.8
   Current portion of long-term debt                                                      1.1                 1.0
   Other current liabilities                                                             50.0                41.5
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total current liabilities                                                            190.3               165.5

Long-term debt                                                                          406.1               405.8
Other liabilities                                                                        52.4                52.9
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total liabilities                                                                    648.8               624.2

Common stock, no par value,  100 million shares  authorized,
   35,678,411  shares issued as of September 11,1998 and
   34,733,815 shares issued as of January 2, 1998                                         ---                 ---
Contributed deficit                                                                    (106.5)             (107.7)
Retained earnings                                                                        55.9                35.1
Accumulated other comprehensive income                                                   (0.3)               (0.1)
Treasury stock - 1,795,510 shares at September 11, 1998
   and 253,100 shares at January 2, 1998                                                (23.3)               (3.5)
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total shareholders' deficit                                                          (74.2)              (76.2)
------------------------------------------------------------------------------ ----------------- -- ----------------
   Total liabilities and shareholders' deficit                                         $ 574.6            $ 548.0
------------------------------------------------------------------------------ ----------------- -- ----------------


            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                      THIRTY-SIX WEEKS ENDED
                                                                               --------------------------------------
                                                                                  SEPT. 11,            SEPT. 12,
                                                                                    1998                 1997
------------------------------------------------------------------------------ ----------------- -- -----------------

OPERATING ACTIVITIES
   Net income                                                                          $ 20.8               $ 19.7
   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                       40.5                 37.8
     Amortization of deferred financing costs                                             0.9                  0.9
     Income taxes                                                                         2.2                 12.8
     Other                                                                                4.5                  2.6

     Working capital changes:
       Decrease (increase) in accounts receivable                                         2.6                 (1.6)
       Increase in inventories                                                           (2.5)                (0.4)
       Increase in other current assets                                                  (0.7)                (1.5)
       Increase (decrease) in accounts payable and accruals                              22.6                (25.9)
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash provided by operations                                                           90.9                 44.4

INVESTING ACTIVITIES
   Capital expenditures                                                                 (65.6)               (45.0)
   Other, net                                                                            (3.8)                (7.7)
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash used in investing activities                                                    (69.4)               (52.7)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                          (0.9)                (1.0)
   Issuance of long-term debt                                                             1.4                  ---
   Proceeds from stock issuances                                                          2.5                  2.2
   Payment to Host Marriott Corporation for Marriott
       International options and deferred shares                                         (3.5)                (2.2)
   Purchases of treasury stock                                                          (19.8)                (1.6)
   Foreign currency translation adjustments                                              (0.2)                (0.1)
------------------------------------------------------------------------------ ----------------- -- -----------------
   Cash used in financing activities                                                    (20.5)                (2.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          1.0                (11.0)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           78.1                104.2
------------------------------------------------------------------------------ ----------------- -- -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 79.1               $ 93.2
------------------------------------------------------------------------------ ----------------- -- -----------------




            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1998
(IN MILLIONS)

                                                                                           ACCUMULATED
  COMMON                                                                                      OTHER
  SHARES                                             COMMON     CONTRIBUTED   RETAINED    COMPREHENSIVE    TREASURY
OUTSTANDING                                           STOCK       DEFICIT     EARNINGS        INCOME         STOCK      TOTAL
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------
 34.5       Balance, January 2, 1998                $   ---      $(107.7)    $  35.1       $  (0.1)       $  (3.5)    $ (76.2)
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------

              Comprehensive income:
  ---            Net income                             ---           ---        20.8           ---            ---        20.8
                 Foreign currency translation
  ---             adjustments                           ---           ---         ---          (0.2)           ---        (0.2)
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------
  ---           Total comprehensive income              ---           ---        20.8          (0.2)           ---        20.6

              Common stock issued for
  0.3            employee stock and option plans        ---           2.5         ---           ---            ---         2.5
              Payment to Host Marriott Corporation
                for Marriott International options
  ---           and deferred shares                     ---          (3.5)        ---           ---            ---        (3.5)
 (1.5)        Treasury stock purchases                  ---           ---         ---           ---          (19.8)      (19.8)
  0.6         Deferred compensation                     ---           2.2         ---           ---            ---         2.2
----------- --------------------------------------- ---------- -------------- ---------- ----------------- ---------- -----------
 33.9       BALANCE, SEPTEMBER 11, 1998             $   ---       $(106.5)    $  55.9       $  (0.3)       $ (23.3)    $ (74.2)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of September 11, 1998 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

2. Basic income per common share was computed by dividing net income by the weighted-average number of outstanding common shares. Diluted income per common share was computed by dividing net income by the diluted weighted-average number of outstanding common shares.

3. Restricted shares are issued to certain officers and key executives. As of the end of the third quarter of 1998, there were approximately 1,082,000 restricted share awards outstanding under both a new executive long-term incentive plan ("LTIP") and a pre-existing plan.

     During the third quarter of 1998, the Company's Board of Directors approved a new executive long-term incentive plan ("LTIP"). Approximately 674,000 new restricted share awards were issued under the LTIP during the third quarter of 1998. These new restricted share awards will expire during fiscal years 2001 through 2005. Under the LTIP, compensation expense consists of an annual time-based component as well as a performance-based component. The annual time-based expense is calculated using the fair value of the shares on the date of issuance, discounted for vesting restrictions, and is contingent on continued employment. The performance-based expense is calculated using the fair value of the shares on the date of issuance, discounted for vesting restrictions, and is contingent upon continued employment. The vesting, and corresponding compensation expense, of the performance-based shares can be accelerated from a maximum 7-year period to a minimum 3-year period by the attainment of certain performance criteria.

     Restricted share awards outstanding under the pre-existing plan totaled approximately 408,000 and expire at the end of fiscal year 1998. Under the pre-existing plan, compensation expense is recognized over the award period and consists of time- and performance-based components. The time-based expense is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The performance-based expense is calculated using the fair value of the Company's common stock during the award period and is contingent on attainment of certain performance criteria.

4. The Company adopted SFAS No. 128, "Earnings Per Share," SFAS No. 129, "Disclosure of Information about Capital Structure," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1997. The adoption of these standards did not have a material effect on the Company's 1997 consolidated financial statements. The Company adopted SFAS No. 130, "Reporting Comprehensive

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued


     Income," in the first quarter of 1998 and the adoption did not have a material effect on the Company's 1998 condensed consolidated financial statements. Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities" were issued subsequent to the end of fiscal year 1997 and must be adopted in fiscal years beginning after December 15, 1998, with earlier adoption permitted. The Company will adopt SOP 98-1 and SOP 98-5 for its 1999 fiscal year and is currently evaluating the financial statement impact of the adoptions.

5. In March 1993, Host Marriott Corporation, the Company's former parent corporation, settled a class action lawsuit involving certain of its bondholders by issuing to the bondholders warrants to purchase up to 7.7 million shares of Host Marriott Corporation common stock, approximately 7.3 million of which were unissued as of the Distribution Date. As a result of the Distribution, such warrants were exercisable for one share of Host Marriott Corporation's common stock and one fifth of one share of the Company's common stock.

     As of September 11, 1998, the Company had issued 1,385,175 common shares of the Company resulting from the exercise of Host Marriott Corporation warrants. Proceeds received from the issuance of these common shares were $5.9 million. As of September 11, 1998, the Company remained obligated to issue 53,010 shares of common stock for the remaining unexercised Host Marriott Corporation warrants at a price of $5.33 per Company share. Subsequent to the third quarter, the Company issued an additional 16,094 common shares, receiving $0.1 million in proceeds from the issuance of these shares. The remaining warrants expired on October 8, 1998.

6.   The Company  has three  reportable  operating  segments:  airports,  travel plazas and shopping malls and entertainment. Management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, unusual and extraordinary items, interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the three operating segments are provided in the following tables.

                                                     TWELVE WEEKS ENDED         THIRTY-SIX WEEKS ENDED
                                                  --------------------------  ----------------------------
                                                   SEPT. 11,     SEPT. 12,      SEPT. 11,      SEPT. 12,
                (IN MILLIONS)                        1998           1997          1998           1997
                ------------------------------------------------------------------------------------------

                REVENUES:
                  Airports                           $ 245.3       $ 230.0         $ 684.3       $ 634.7
                  Travel plazas                        101.7          97.8           232.4         223.3
                  Shopping malls and
                  entertainment                         15.2          12.9            45.4          38.4
                ------------------------------------------------------------------------------------------
                Total segment revenues               $ 362.2       $ 340.7         $ 962.1       $ 896.4
                ------------------------------------------------------------------------------------------

                OPERATING PROFIT:(1)
                  Airports                           $  28.3       $  31.1         $  72.4       $  69.2
                  Travel plazas                         17.9          17.1            20.0          19.4
                  Shopping malls and
                  entertainment                          1.2           1.0             2.6           3.0
                ------------------------------------------------------------------------------------------
                Total segment operating profit       $  47.4       $  49.2         $  95.0       $  91.6
                ------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.

                                       7

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, continued

                                                                       SEPT. 11,            JANUARY 2,
                 (IN MILLIONS)                                            1998                 1998
                 ---------------------------------------------------------------------------------------------

                 ASSETS:
                   Airports                                              $ 307.7              $ 272.9
                   Travel plazas                                            90.4                 95.7
                   Shopping malls and entertainment                         28.0                 32.9
                 ---------------------------------------------------------------------------------------------
                 Total segment assets                                    $ 426.1              $ 401.5
                 ---------------------------------------------------------------------------------------------


                  Reconciliations of segment data to consolidated data follow:

                                                          TWELVE WEEKS ENDED           THIRTY-SIX WEEKS ENDED
                                                      ---------------------------   ------------------------------
                                                       SEPT. 11,     SEPT. 12,       SEPT. 11,      SEPT. 12,
                 (IN MILLIONS)                           1998           1997           1998            1997
                 -----------------------------------------------------------------------------------------------

                 OPERATING PROFIT:
                   Segments                               $ 47.4         $ 49.2         $ 95.0          $ 91.6
                   General and administrative
                   expenses                                (12.2)         (12.6)         (39.3)          (37.1)
                 -----------------------------------------------------------------------------------------------
                 Total operating profit                   $ 35.2         $ 36.6         $ 55.7          $ 54.5
                 -----------------------------------------------------------------------------------------------



                                                                                 SEPT. 11,      JANUARY 2,
                 (IN MILLIONS)                                                      1998           1998
                 -------------------------------------------------------------------------------------------

                 ASSETS:
                   Segments                                                          $ 426.1        $ 401.5
                   Corporate and other                                                 148.5          146.5
                 -------------------------------------------------------------------------------------------
                 Total assets                                                        $ 574.6        $ 548.0
                 -------------------------------------------------------------------------------------------

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's third quarter results were impacted by the Northwest Airlines pilots' strike, which temporarily reduced operations at Northwest Airlines' three principal hubs--Minneapolis/St. Paul, Detroit and Memphis where the airline accounts for 75%-80% of total enplanements. The strike's impact on the Company was significant, as Minneapolis and Detroit are among the Company's largest revenue-producing locations. The pilots' strike occurred during the last two weeks of the quarter, and was in effect during the Labor Day weekend, one of the busiest travel periods of the year. Passenger traffic on Northwest Airlines began to decline several weeks prior to the strike as passengers anticipated disruptions in flight service. Ultimately, the Company closed half of its stores at these airports and temporarily laid off more than 800 workers, resulting in a substantial revenue decline for those locations in the last two weeks of the quarter. The pilots' strike ended two weeks into the fourth quarter and operations returned to 95% of pre-strike levels within one month after the end of the third quarter.

The slowdown in the Asian economy depressed Asian traffic and negatively affected the Company's duty-free operations in several key gateway airports in the United States, as well as international operations in Australia and New Zealand. While the impact of the slowdown has been building during the year, due to the seasonality of the Company's business, the impact was not material until the third quarter. The impact of a strengthening U.S. dollar also negatively affected international operating results.

The Northwest Airlines' strike and the Asian economic slowdown had an estimated combined negative effect on earnings per diluted share of $0.05, or 10%, in the third quarter of 1998. The negative impact on earnings can be attributed about equally to these two factors.

REVENUES. Despite the negative impacts of the pilot's strike and the Asian economic slowdown, revenues for the twelve weeks ("quarter") ended September 11, 1998 increased by 6.3% to $362.2 million from the same period in 1997, with revenue growth experienced in all business lines. Revenues for the thirty-six weeks ("first three quarters") ended September 11, 1998 totaled $962.1 million, an increase of 7.3%. Revenues were driven by strong growth in domestic airport food and beverage concessions, particularly from sales at locations recently opening new branded concepts. An increase in enplanements, customer traffic on tollroads, the opening of two new mall contracts in the fourth quarter of 1997 and the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998 all contributed to overall revenue growth.

                                                      TWELVE WEEKS ENDED         THIRTY-SIX WEEKS ENDED
                                                   --------------------------  ----------------------------
                                                    SEPT. 11,    SEPT. 12,       SEPT. 11,     SEPT. 12,
         (IN MILLIONS)                                 1998        1997             1998         1997
         --------------------------------------------------------------------------------------------------

         REVENUES BY BUSINESS LINE
             AIRPORTS:
                Domestic                                $226.5       $211.6           $636.0       $588.4
                International                             18.8         18.4             48.3         46.3
         --------------------------------------------------------------------------------------------------
                   Total airports                        245.3        230.0            684.3        634.7
         --------------------------------------------------------------------------------------------------
             TRAVEL PLAZAS                               101.7         97.8            232.4        223.3
             SHOPPING MALLS AND ENTERTAINMENT             15.2         12.9             45.4         38.4
         --------------------------------------------------------------------------------------------------
             Total revenues                             $362.2       $340.7           $962.1       $896.4
         --------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 internationally known brands, regional specialty concepts and proprietary concepts, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues increased 14.1% and 15.9% for the third quarter and first three quarters of 1998, respectively, compared to a year ago, the majority of which related to the continued expansion of branded revenues at airports and revenues from

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


new shopping mall food courts, which consist primarily of branded food and beverage. The Company's exposure to any one brand is limited given the diversity of brands that are offered and given that the Company's largest branded concept, Burger King, accounted for only 10.5% of total revenues for the first three quarters of 1998.

AIRPORTS

Airport concession revenues were up 6.7% to $245.3 million for the third quarter of 1998 compared to a year ago, with domestic airport concession revenues up 7.0% and international airport revenues up 2.2%. International revenues reflect increased revenues at the Montreal International Airport - Dorval in Canada and the Schiphol Airport in the Netherlands offset principally by the negative impact of exchange rate fluctuations and also by weak enplanements in Australia and New Zealand stemming from the Asian economic slowdown.

Revenue growth at comparable domestic airport locations, which comprise over 85% of total domestic airport revenues, grew a solid 6.7% over the third quarter of 1997. Passenger enplanements at comparable domestic airports were up an estimated 3.6% over last year's third quarter while RPE grew 3.0%. Comparable domestic airport contracts exclude the negative impact of exited contracts, contracts with significant changes in scope of operation and contracts undergoing significant construction of new facilities, as well as the positive impact of new contracts. During the third quarter of 1998, the Chicago, St. Louis, Miami, Houston, Minneapolis/St. Paul, Memphis and Detroit airport contracts were considered noncomparable. In March 1998, the FAA forecasted annual U.S. passenger enplanement growth of U.S. carriers of 3.7% through the year 2009. Third quarter 1998 enplanement growth was below the FAA's long range forecast.

RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, the opening of new branded concepts at a number of the Company's larger locations, including Los Angeles, San Francisco, Minneapolis and Cleveland and various real estate maximization efforts contributed to the 3.0% RPE growth rate. Branded revenues in airports showed an increase of 18.0% when comparing the third quarter of 1998 to the same period in 1997. Airport branded revenues in the third quarter increased to $76.0 million, or 31.0% of total airport revenues, compared with $64.4 million, or 28.0% of total airport revenues, a year ago.

Airport concession revenues were up 7.8% to $684.3 million for the first three quarters of 1998 compared to a year ago, with domestic airport concession revenues up 8.1% and international airport concession revenues up 4.3%. The opening of the Montreal International Airport - Dorval in Canada during the second quarter of 1997 contributed significantly to the increase in international airport revenues, which was principally offset by the negative impact of exchange rate fluctuations and also by weaker enplanements stemming from the Asian economic slowdown.

Revenue growth for the first three quarters of 1998 at comparable domestic airport locations grew a solid 8.3% over a year ago and passenger enplanements at comparable domestic airports were up an estimated 2.6% while RPE grew 5.6%. During the first three quarters of 1998, the Chicago, St. Louis, Miami, Houston, Columbus, Minneapolis/St. Paul, Memphis and Detroit airport contracts were considered noncomparable.

Branded revenues in airports showed an increase of 18.7% when comparing the first three quarters of 1998 to the same period in 1997. Airport branded revenues in the first three quarters of 1998 increased to $207.3 million, or 30.3% of total airport revenues, compared with $174.7 million, or 27.5% of total airport revenues, in the first three quarters of 1997.

During the first quarter of 1998, the Company announced a new ten-year domestic airport contract at the Southwest Florida International Airport in Fort Myers for the development and operation of 16,000 square feet of food and beverage concessions space throughout the airport's main terminal and its two concourses. Also during the first quarter of 1998, the Company announced several international concession facilities at Kuala Lumpur International Airport and Vancouver International Airport. The Company, along with its 51% Malaysian joint venture partner, Dewina Berhad, was awarded several facilities at the Kuala Lumpur airport. The Company was

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


awarded two new concession facilities at the Vancouver International Airport, adding to the Company's existing operations in the domestic terminal.

During the second quarter of 1998, the Company announced that it was selected as the food and beverage master developer/operator at the Miami International Airport until the year 2007. Prior to this award, the Company operated the existing generic facilities for Dade County under a management agreement and recorded management fees. The Company records revenues and expenses under the new agreement. When the facilities are completed in 2000, the estimated annualized revenues are expected to be approximately $30.0 million. The Company also announced an agreement with Cool Planet, Inc., a subsidiary of Planet Hollywood International, Inc., to bring a new ice cream and dessert concept called Cool Planet to the Company's venues. The Company plans to open up to 10 Cool Planet locations, five likely within the next year.

During the third quarter of 1998, the Company announced several development achievements. Food and beverage extensions were obtained at the Jacksonville International Airport in Florida and at Terminal 3 of JFK International Airport in New York. The Company won a new contract to operate retail concessions in the north terminal at San Francisco International Airport and announced a planned expansion at Chicago O'Hare International Airport with the recent approval for a new 8,000 square foot business center at the airport. Also, the Company announced it was selected to take over food and beverage operations in October of 1998 at the West Palm Beach Airport. Two contracts expired and were not renewed during the third quarter of 1998, which included the food and beverage operations at the Houston International Airport as well as gift and news operations in the San Francisco International Airport's south terminal.

After the third quarter of 1998, the Company announced it was selected to develop and operate approximately 20,000 square feet of concessions space at Shenzhen Huangtian International Airport located in Shenzhen, People's Republic of China, with projected annual revenues of $4.0 million. The Company, along with its joint venture partner Shenzhen Airport Company, Ltd., was awarded an exclusive fifteen-year lease with operations commencing in early 1999. The Shenzhen International Airport is the fifth largest airport in China. This contract brings the Company's total international contracts to nine in seven countries. Also occurring after the end of the third quarter, the Company acquired Sky Gifts, Inc., an operation of eight retail locations at the Phoenix Sky Harbor Airport and a deal was finalized with Delta Airlines to operate the food and beverage concessions at 17 Crown Rooms across the United States.

TRAVEL PLAZAS

Travel plaza concession revenues for the third quarter of 1998 were up 4.0% to $101.7 million when compared to the same period in 1997. Revenues for the travel plazas segment grew 4.1% to $232.4 million for the first three quarters of 1998. This growth was the result of increased tollroad traffic due to low gasoline prices, as well as moderate increases in menu prices. Low gasoline prices, higher household income and record-high consumer confidence led the Energy Department and the Travel Institute of America earlier this year to forecast strong growth in vehicle miles traveled for the summer of 1998 of 3.9% and 3%, respectively. The introduction of several new branded locations, such as Starbucks and Pizza Hut Express, also contributed to revenue growth on the tollroads.

The Company started to introduce the Starbucks concept to a number of travel plazas during the first three quarters of 1998 in an effort to increase customer capture and enhance real estate productivity on the tollroads. Travel plazas in Maryland, Pennsylvania and New York are currently operating six Starbucks kiosks and seven more Starbucks locations are planned to open in 1999.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


SHOPPING MALLS AND ENTERTAINMENT

Shopping malls and entertainment concession revenues, primarily consisting of merchandise, food and beverage sales at food courts in shopping malls, sports arenas, and other tourist attractions, increased by 17.8% to $15.2 million for the third quarter of 1998 when compared with the third quarter of 1997. Revenues for the shopping malls and entertainment segment grew 18.2% to $45.4 million for the first three quarters of 1998 compared to the same period in 1997. These increases can be attributed to the opening of concessions at Grapevine Mills Mall and the Vista Ridge Mall in the fourth quarter of 1997 as well as strong performance at an entertainment location.

During the second quarter of 1998, the Company announced its first mall food court project with Chelsea GCA Realty, Inc. to master lease 13,000 square feet of food and beverage facilities, including a food court and a 500 seat common area, at the Leesburg Corner Premium Outlets in Virginia. The upscale outlet center will be built in three phases and the first phase opened on October 9, 1998. Also during the second quarter of 1998, the Company announced that it reached an agreement with Forest City Ratner Companies to develop and manage 35,000 square feet of food and beverage operations in its 42nd Street Entertainment and Retail Project located in New York's Times Square. This project will be one of the Company's largest mall and entertainment projects with annual sales expected to exceed $15.0 million once construction of the units has been completed in late 1999.

After the third quarter of 1998, the Company announced three new shopping mall food court contracts with combined projected annual revenues of approximately $30 million. The first contract is a 12-year deal with The Taubman Company to operate the food and beverage concessions in a 7,000 square foot food court in the 1.0 million square foot MacArthur Center in Norfolk, Virginia, beginning in March of 1999. The second contract is a ten-year deal with Glimcher Realty Trust to operate the food and beverage concessions in a 10,800 square foot food court in the 1.3 million square foot Jersey Gardens Mall in Elizabeth, New Jersey, beginning in the late Fall of 1999. The third contract is a ten-year deal with Michael Swerdlow Companies, Inc. to operate the food and beverage concessions in a 9,000 square foot food court in the 1.4 million square foot Dolphin Mall in Miami-Dade County, Florida, beginning in late 1999.

Over the past two years, the Company has secured ten shopping mall food court contracts with eight leading developers that are expected to have aggregate annualized revenues of nearly $100 million. To date, mall food court contracts have average terms of ten years or more. Discussions are underway with many more mall developers, including two potential projects in Europe.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses were $327.0 million for the third quarter of 1998, or 90.3% of total revenues, compared with $304.1 million for the third quarter of 1997, or 89.3% of total revenues. Total operating costs and expenses for the first three quarters of 1998 were $906.4 million, or 94.2% of total revenues, compared with $841.9 million, or 93.9% of total revenues for the first three quarters of 1997. The decreased operating profit margins for the third quarter and first three quarters of 1998 primarily reflect the impact of the Northwest Airlines' strike and the economic slowdown in Asia.

Cost of sales for the third quarter of 1998 increased 7.1% to $107.4 million when compared to the same period in 1997. Cost of sales for the first three quarters of 1998 increased 9.2% to $284.6 million when compared with the first three quarters of 1997. Cost of sales as a percentage of total revenues increased 20 basis points and 50 basis points during the third quarter and first three quarters of 1998, respectively. The margins are influenced by a mix shift to higher cost of product concepts, such as Starbucks, and the lowering of menu prices to levels comparable to those charged at street locations as part of the new contracts at Chicago and St. Louis in 1998. In addition, the Company experienced commodity cost increases in produce and dairy products when comparing the third quarter of 1998 to the same period in 1997. Commodity cost increases in produce, dairy and premium coffee beans were incurred during the first three quarters of 1998 compared to the same period a year ago.

Payroll and benefits totaled $102.1 million during the third quarter of 1998, a 10.5% increase over the third quarter of 1997. Payroll and benefits increased 8.9% to $287.5 million during the first three quarters of 1998 when compared to the same period in 1997. Payroll and benefits as a percentage of total revenues increased 110

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


basis points for the third quarter and 40 basis points for the first three quarters of 1998, reflecting the impact of the Northwest Airlines' strike, which, despite the Company's short-term layoffs, more than offset benefits from the use of labor scheduling software and the implementation of store manager training programs. In addition, payroll margins increased due to construction of new concessions at several airports and due to slight tightening in local labor markets.

Rent expense totaled $52.7 million and $147.0 million for the third quarter and first three quarters of 1998, an increase of 3.3% and 4.2% above the third quarter and first three quarters of 1997, respectively. Rent expense as a percentage of total revenues improved 40 basis points for the third quarter and 50 basis points for the first three quarters of 1998 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense for the third quarter and first three quarters of 1998 increased by 8.2% and 11.2% to $7.9 million and $20.8 million, respectively, when compared with the same periods in 1997. As a percentage of total revenues, royalties expense increased by 10 basis points for both the third quarter and first three quarters of 1998. These increases in royalties expense reflect the Company's continued introduction of branded concepts to its concessions operations. Royalties expense as a percentage of branded sales totaled 5.8% and 6.2% in the third quarter of 1998 and 1997, respectively, and totaled 5.9% and 6.3% in the first three quarters of 1998 and 1997, respectively. These margin decreases were attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot and contribute toward increased RPE, which more than offset royalty payments required to operate the concepts.

Depreciation and amortization expense, excluding $0.4 million of corporate depreciation on property and equipment which is included in general and administrative expenses, was $13.6 million for the third quarter of 1998, compared to $12.4 million, excluding $0.5 million of corporate depreciation on property and equipment, for the third quarter of 1997. Depreciation and amortization for the first three quarters of 1998 and 1997 totaled $39.1 million and $36.5 million, excluding $1.4 million and $1.2 million of corporate depreciation on property and equipment, respectively. Increased depreciation related to the buildout of new branded locations and additional amortization of pre-opening costs related to new mall contracts was partially offset by lower depreciation related to the write-down of one impaired airport unit in the fourth quarter of 1997.

General and administrative expenses were $12.2 million for the third quarter of 1998, a decrease of 3.2% from a year ago. Lower executive benefit plan compensation expense contributed towards this decrease. General and administrative expenses for the first three quarters of 1998 increased 5.9% to $39.3 million compared to the first three quarters of 1997. The increase in general and administrative expenses for the first three quarters was primarily attributable to the addition of corporate resources in accounting, systems, business development and strategic planning and marketing to focus on growth initiatives in the Company's core markets and new venues, as well as increased consulting costs associated with systems initiatives. During the first three quarters of 1998, approximately $0.8 million in external costs and approximately $0.5 million of internal costs were included in general and administrative expenses relating to the Company's Year 2000 compliance program.

Other operating expenses, which includes utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, were $31.1 million for the third quarter of 1998, a 10.7% increase from the third quarter of 1997. Other operating expenses increased 5.0% in the first three quarters of 1998 to $88.1 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 30 basis points for the third quarter and decreased 20 basis points for the first three quarters of 1998 when compared with the same periods in 1997.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, including the Northwest Airlines' strike and Asian slowdown, operating profit decreased 3.8% to $35.2 million or 9.7% of revenues for the third quarter of 1998, from $36.6 million or 10.7% of revenues for the third quarter of 1997. This decrease was largely due to an estimated loss of $2.6 million of operating profit and $3.9 million in

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


sales relating to the effects of the Northwest Airlines' strike and the Asian economic slowdown. Excluding the effects of this strike and the Asian slowdown, the operating profit margin would have been 10.3%, down 40 basis points from the third quarter of 1997. This decrease resulted from increases in the cost of sales and payroll margins, offset by a lower administrative cost margin.

Operating profit improved 2.2% to $55.7 million for the first three quarters of 1998, or 5.8% of revenues, compared with $54.5 million, or 6.1% of revenues, for the same period in 1997. The operating profit margin for the first three quarters of 1998 reflects the negative impact of the Northwest Airlines' strike and the economic slowdown in Asia.

                                                           TWELVE WEEKS ENDED         THIRTY-SIX WEEKS ENDED
                                                       ---------------------------  ----------------------------
                                                         SEPT. 11,    SEPT. 12,       SEPT. 11,    SEPT. 12,
     (IN MILLIONS)                                          1998         1997           1998          1997
     -----------------------------------------------------------------------------------------------------------

     OPERATING PROFIT BY BUSINESS LINE (1)
         AIRPORTS:
            Domestic                                         $ 26.0      $ 28.9          $ 69.0        $ 65.8
            International                                       2.3         2.2             3.4           3.4
     -----------------------------------------------------------------------------------------------------------
               Total airports                                  28.3        31.1            72.4          69.2
     -----------------------------------------------------------------------------------------------------------
         TRAVEL PLAZAS                                         17.9        17.1            20.0          19.4
         SHOPPING MALLS AND ENTERTAINMENT                       1.2         1.0             2.6           3.0
     -----------------------------------------------------------------------------------------------------------
         Total operating profit                              $ 47.4      $ 49.2          $ 95.0        $ 91.6
     -----------------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses.


Operating profit margins decreased for the airports business line, to 11.5% of airport revenues, before general and administrative expenses, for the third quarter of 1998 as compared with 13.5% of airport revenues for the third quarter of 1997. The airport operating profit margin, before general and administrative expenses, decreased 30 basis points to 10.6% in the first three quarters of 1998 compared to the same period in 1997. The decreases in the airport operating profit margins primarily reflect the negative impact of the Northwest Airlines' strike and the slowdown in the Asian economy.

The travel plaza operating profit margin, before general and administrative expenses, increased 10 basis points to 17.6% for the third quarter of 1998 and decreased 10 basis points to 8.6% for the first three quarters of 1998. The slight decrease in the travel plaza operating profit margin for the first three quarters of 1998 can be attributed to inclement weather experienced throughout the northeastern U.S. during much of the second quarter, as well as increased cost of sales and upward pressure on wages.

The operating profit margin for shopping malls and entertainment, excluding general and administrative expenses, increased to 7.9% for the third quarter of 1998 from 7.8% in the third quarter of 1997 and decreased to 5.7% for the first three quarters of 1998 from 7.8% reported in the first three quarters of 1997. The shopping mall and entertainment operating profit margins were constrained by start-up costs, including the amortization of pre-opening costs related to new mall contracts, the negative impact of the Asian slowdown at one Hawaiian location and costs associated with the closing of an entertainment location in Florida.

INTEREST EXPENSE. Interest expense increased slightly to $9.3 million and $27.7 million for the third quarter and first three quarters of 1998, respectively, compared to $9.2 million and $27.6 million for the comparable periods in 1997. These minimal variances reflect the 9.5% fixed rate of interest on the $400 million of Senior Notes and additional debt incurred relating to two of the Company's joint ventures.

INTEREST INCOME. Interest income remained flat at $0.7 million for the third quarter of 1998 compared with the third quarter of 1997. Interest income decreased to $2.0 million for the first three quarters of 1998 compared with

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


$2.5 million for the same period in 1998. The first three quarters of 1997 included $0.4 million of non-recurring interest income relating to a negotiated agreement with an Airport Authority, which reimbursed the Company for the cost of funding certain capital improvements.

INCOME TAXES. The provision for income taxes for the third quarter of 1998 and 1997 was $8.1 million and $9.2 million, reflecting an effective tax rate of 30.5% and 32.7% for the respective quarters. The provision for income taxes for the first three quarters of 1998 and 1997 was $9.2 million and $9.7 million, respectively, reflecting an effective tax rate of 30.7% and 33.0% for the respective periods. The effective tax rates reflect the reversal of the valuation allowance for the benefit of recognizing certain tax credits previously thought to be unrealizable.

NET INCOME AND INCOME PER COMMON SHARE. Net income for the third quarter of 1998 decreased 2.1% to $18.5 million compared with $18.9 million for the third quarter of 1997. Diluted income per common share remained flat at $0.52 for the third quarter of 1998 compared to the same period in 1997, as weighted average shares declined primarily due to the Company's share repurchase program. Net income for the first three quarters of 1998 increased 5.6% to $20.8 million, or $0.58 per diluted common share, compared with $19.7 million for the same period in 1997, or $0.54 per diluted common share. Net income reflects the negative impact of the Northwest Airlines' strike and slowdown in the Asian economy, offset by favorable reductions in the corporate tax rates.

WEIGHTED AVERAGE SHARES OUTSTANDING. The weighted average number of common shares outstanding used to calculate basic income per common share for the third quarter of 1998 and 1997 was 34.1 million and 34.7 million, respectively. The weighted average number of common shares outstanding used to calculate diluted income per common share for the third quarter of 1998 and 1997 was 35.7 million and 36.6 million, respectively.

The weighted average number of common shares outstanding used to calculate basic income per common share for the first three quarters of 1998 and 1997 was 34.2 million and 34.6 million, respectively. The weighted average number of common shares outstanding used to calculate diluted income per common share for the first three quarters of 1998 and 1997 totaled 35.8 million and 36.4 million, respectively.

As of the end of the third quarter of 1998, common shares issued and outstanding had decreased by approximately 0.6 million from year-end 1997 and totaled 33.9 million, primarily reflecting 1.5 million shares purchased by the Company under the share repurchase program in the first three quarters of 1998, partially offset by the issuance of shares under the Company's Employee Stock Purchase Plan and Comprehensive Stock Plan, which includes shares issued under the new executive long-term incentive plan.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


LIQUIDITY AND CAPITAL RESOURCES

The Company funds its capital requirements with a combination of existing cash balances and operating cash flow. The Company believes that cash flow generated from ongoing operations and current cash balances are more than adequate to finance ongoing capital expenditures and meet debt service requirements. The Company also has the ability to fund its planned growth initiatives from existing credit facilities and from the sources identified above; however, should significant growth opportunities arise, such as business combinations or contract acquisitions, alternative financing arrangements will be evaluated and considered.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003.

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

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, except that dividends payable to the Company are limited to 25% of Host International's consolidated net income, as defined in the loan agreement. During the first three quarters of 1998 and in compliance with the Facilities, Host International paid $5.6 million of dividends to the Company. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of default under the Senior Notes Indenture. As of September 11, 1998 and throughout the twelve weeks and thirty-six weeks ended September 11, 1998, there was no outstanding indebtedness under the Revolver Facility and the Company was in compliance with the covenants described above.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and income taxes, totaled $66.7 million for the first three quarters of 1998 as compared with $61.0 million for the same period in 1997. Working capital is managed throughout the year to effectively maximize the financial returns to the Company. If needed, the Company's Revolver Facility provides funds for liquidity, seasonal borrowing needs and other general corporate purposes.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth in new markets, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first three quarters of 1998 and 1997 totaled $65.6 million and $45.0 million, respectively. For the entire fiscal year of 1998, the Company presently expects to make capital expenditure investments of approximately $70.0 million in its core markets (domestic airport and travel plaza business lines) and $15.0 million in growth markets (international airports, food courts in U.S. shopping malls and other venues). The timing of actual capital expenditures can vary from that expected due to issues pertaining to project scheduling inherent in the construction and approval process. The Company expects to fund 1998 expenditures with its existing cash balances and operating cash flow.

The Company's cash used in financing activities in the first three quarters of 1998 was $20.5 million, compared with cash used in financing activities of $2.7 million for the same period in 1997. The Company announced a share repurchase program during 1997 for the repurchase of up to $15.0 million of the Company's stock on the open market over a two-year period and, as of the end of 1997, shares had been repurchased at an aggregate purchase price of $3.5 million. The Company purchased additional treasury stock during the first three quarters of 1998 totaling $11.5 million, completing the share repurchase program. During the third quarter of 1998, the Company announced a new 1.9 million share repurchase program to be completed over the next two years. The new program will be funded by available cash and will not interfere with the Company's growth plans. As of the end of the third quarter of 1998 approximately 700 thousand, or $8.2 million of shares had been repurchased under the new share repurchase program. In addition to treasury share repurchases, cash used in financing activities during the first three quarters of 1998 consisted of a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation, $0.9 million of debt repayments and $0.2 million of foreign currency translation adjustments. Offsetting these cash outflows for financing activities were $2.5 million of proceeds received for the issuance of common shares relating to the Company's employee stock and option plans and $1.4 million for the issuance of debt.

Cash used in financing activities in the first three quarters of 1997 included a $2.2 million payment in settlement of the Company's obligation for the 1996 exercise of nonqualified stock options and release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation. In addition, the Company had $1.6 million of treasury stock repurchases, $1.0 million of debt repayments and $0.1 million of foreign currency translation adjustments. Offsetting these cash payments was cash received from issuance of common shares relating to the Company's employee stock and option plans totaling $2.2 million.

Consolidated earnings before interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") decreased 1.8% to $49.5 million in the third quarter of 1998. EBITDA increased 3.0% to $98.9 million for the first three quarters of 1998. The EBITDA to revenue margin decreased to 13.7% compared to 14.8% in the third quarter of 1997 and decreased to 10.3% for the first three quarters of 1998 from 10.7% for the same period in 1997. The decreases in the EBITDA margin were principally due to the Northwest Airline's strike and Asian slowdown.

The annualized cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs for the last four quarters) was 3.4 to 1.0 as of the end of the third quarter of 1998 compared with 3.1 to 1.0 for the same period in 1997. The Company believes that EBITDA is one meaningful measure of its operating performance and is used by certain investors to estimate the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


The following is a reconciliation of net income to EBITDA:

                                                    TWELVE WEEKS ENDED           THIRTY-SIX WEEKS ENDED
                                                 -------------------------    -----------------------------
                                                 SEPT. 11,    SEPT. 12,         SEPT. 11,      SEPT. 12,
           (IN MILLIONS)                            1998         1997              1998           1997
           ------------------------------------- ----------- ------------- -- --------------- -------------

           NET INCOME                              $ 18.5        $ 18.9             $ 20.8        $ 19.7
           Interest expense (1)                       9.3           9.2               27.7          27.6
           Provision for income taxes                 8.1           9.2                9.2           9.7
           Depreciation and amortization             14.0          12.9               40.5          37.7
           Other non-cash items                      (0.4)          0.2                0.7           1.3
           ------------------------------------- ----------- ------------- -- --------------- -------------
           EBITDA                                  $ 49.5        $ 50.4             $ 98.9        $ 96.0
           ------------------------------------- ----------- ------------- -- --------------- -------------

         (1) Amortization of deferred financing costs of $0.3 million and $0.3 million for the third quarter of 1998 and 1997, respectively, is included as a component of interest expense. Amortization of deferred financing costs of $0.9 million and $0.9 million for the first three quarters of 1998 and 1997, respectively, is included in interest expense.


Excluding the impact of the Northwest Airlines' strike and the Asian slowdown, EBITDA would have been $52.1 million, up 3.4% over the third quarter of 1997. EBITDA for the first three quarters of 1998 would have been $101.5 million, up 5.7% over the comparable period in 1997.

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

During 1996 and 1997, 6 of the original 15 impaired units were either disposed of or the lease term expired. As of September 11, 1998, the total cash flow deficit (including operating cash flows and necessary capital expenditures) from the remaining 9 operating units was projected to be approximately $10.5 million over the remaining weighted-average life of the contracts of 3.6 years. Substantially all of the remaining deficit is attributable to three operating units, which include two airport units and one tollroad unit.

DEFERRED INCOME TAXES

Realization of the net deferred tax assets totaling $65.7 million as of September 11, 1998, is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at September 11, 1998. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and profit improvement resulting from several strategic initiatives focused on the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within nine to twelve years. During the first three quarters of 1998, the Company revised its interim effective tax rate to reflect a $3.2 million reversal of the valuation allowance for the benefit of recognizing certain tax credits that were previously considered unrealizable. During the third quarter of 1997, the Company recorded a $1.9 million

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


benefit to recognize certain tax credits that were previously considered unrealizable. The Company anticipates tax credits during 1999 and 2000 similar to those recognized in 1998.

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

YEAR 2000

The Company is currently working to identify and address the potential impact of the Year 2000 problem on its operations. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or computer hardware and electronic equipment that have time-sensitive software or computer chips may recognize a date using "00" as a date other than the Year 2000, which could result in miscalculations or system failures. If the Company, its customers or its vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk.

An action plan was formulated in 1997 to address Year 2000 issues. The action plan focuses on the following areas: (1) information systems, (2) embedded systems, including equipment that operates such items as the Company's freezers, air conditioning and cooling systems, fryers and security systems, (3) third party (vendor and supplier) relationships and (4) contingency planning.

Accordingly, the Company is devoting resources to resolve all significant Year 2000 issues in a timely manner as they are identified. The Company established a Year 2000 Project Team, headed by the Chief Information Officer who reports to the Chief Financial Officer. The project steering team includes executive management and employees with expertise from various disciplines including information technology, finance, internal audit, legal and operations. In addition, the Company has retained the services of Computer Task Group, Inc., a New York based consulting firm with particular expertise in the Year 2000 problem.

INFORMATION SYSTEMS. To date, the Company has identified 23 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, the Company will be engaging third party experts to verify Year 2000 compliance testing. The Company anticipates that all mission critical information technology systems at corporate headquarters, which perform financial management processes, will be Year 2000 compliant by February 1999 and anticipates that other systems will be completed by mid-1999.

EMBEDDED  SYSTEMS.  The Company  will perform a  comprehensive  inventory of its embedded systems at the unit level, including computer equipment used in operations. As of the end of the third quarter of 1998, an inventory had been completed for approximately half of the Company's locations with the remaining inventory to be completed by mid-1999. The Company has contacted all manufacturers of those components utilized in the operations to determine whether their components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

THIRD-PARTY RELATIONSHIPS. The Company has initiated formal communications with all suppliers and vendors to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. These

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


contacts have included the Company's supply chain, airport authorities, financial institutions, electric, telephone and water companies. The Company will consider new business relationships with alternate providers of products and services if deemed necessary.

RISKS/CONTINGENCY PLANS. As part of the Company's normal business practice, it maintains plans to follow during emergency circumstances, some of which could arise from Year 2000-related problems. The Company's contingency planning for the Year 2000 will address various alternatives and will include assessing a variety of scenarios to which the Company may be required to react. The Company continues to develop its contingency plans for Year 2000 issues, and each individual location will develop a contingency plan for the impact of Year 2000 business interruptions. The Company operates in a large number of geographically dispersed locations and has a large supplier base, which should mitigate any adverse impact resulting from supplier problems.

POTENTIAL RISKS. Potential sources of risk include the inability of principle suppliers to be Year 2000 compliant, which could result in delays in product deliveries from such suppliers. External factors such as electric, telephone and water service are necessary for the Company's basic operations as well as the operations of many of its customers. Should any of these critical vendors fail, the impact of any such failure could become a significant challenge to the Company's ability to operate its facilities at individual locations. Based on the information supplied to date by the Company's critical vendors and suppliers, the Company believes the probability of such failures to be remote. However, the Company's action plan emphasizes continued monitoring of the progress of these critical vendors and suppliers toward their Year 2000 compliance.

In addition, the Company's operations may also be affected by Year 2000 issues facing the Federal Aviation Administration and the airlines related to air traffic control systems, aircraft equipment and security systems used in airports. These issues could potentially lead to degraded flight safety, grounded or delayed flights, increased airline costs and customer inconvenience. Since the Company is not responsible for addressing these issues, it cannot control or predict the impact on future operations of the Year 2000 problem as it pertains to air traffic control and airport security systems. If airline passenger traffic declines significantly in late 1999 and the year 2000 as a result of Year 2000 problems experienced by the FAA or individual airlines or the public's fear of such problems, the Company's results of operations may be materially adversely affected.

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $1.5 million in 1998, $1.5 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $0.7 million in 1998, $1.1 million in 1999 and $0.4 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the first three quarters of 1998, approximately $0.8 million in external costs and approximately $0.5 million in internal costs were incurred relating to Year 2000 implementation. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

The discussion of the Company's efforts and expectations relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of costs associated therewith, could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' ability to modify proprietary software, and anticipated problems identified in the ongoing compliance review.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, continued


FORWARD LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases may contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1998 and beyond; the growth in total revenue in 1998 and subsequent years; the amount of additional revenues expected from new domestic and international shopping mall food court and airport contracts that were added in 1997 or 1998 or that are expected to be added or renewed in 1998 and subsequent years; anticipated tax credits for 1999 and 2000; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality, airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in Asia), competitive forces within the food, beverage and retail concessions industries, the availability of cash flow to fund future capital expenditures, government regulation and the potential adverse impact of the Year 2000 issue on operations. For further information concerning risks applicable to operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION

         11       Computations of Income Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated July 14, 1998,  which reported  under Item 5 second quarter
        1998 results and contained  certain  forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, continued



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HOST MARRIOTT SERVICES CORPORATION

  OCTOBER 23, 1998                                  /S/  BRIAN W. BETHERS
-------------------                          ----------------------------------
                        Date                            Brian W. Bethers

                                             Senior  Vice  President and  Chief
                                             Financial Officer (duly authorized
                                             officer     and    chief
                                             financial officer)