Form 10-Q
period 1999-03-26
HOST MARRIOTT SERVICES CORP
filed 1999-05-07
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 26, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR TRANSITION PERIOD FROM ___________ TO ___________

                          COMMISSION FILE NO. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      52-1938672
--------------------------------        ----------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


         6600 ROCKLEDGE DRIVE
          BETHESDA, MARYLAND                              20817
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (301) 380-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock issued and outstanding as of April 30, 1999, was 33,647,523.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                       PAGE NO.
PART I.  FINANCIAL INFORMATION (UNAUDITED):

         Condensed Consolidated Statements of Operations -
           For the Twelve Weeks Ended March 26, 1999 and
           March 27, 1998                                                    2

         Condensed Consolidated Balance Sheets -
           As of March 26, 1999 and January 1, 1999                          3

         Condensed Consolidated Statements of Cash Flows -
           For the Twelve Weeks Ended March 26, 1999 and
           March 27, 1998                                                    4

         Condensed Consolidated Statement of Shareholders'
           Deficit - For the Twelve Weeks Ended March 26, 1999               5

         Notes to Condensed Consolidated Financial Statements              6-7

         Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8-16

         Quantitative and Qualitative Disclosure about Market Risk           17

PART II. OTHER INFORMATION AND SIGNATURE:

         Legal Proceedings                                                   18

         Changes in Securities and Use of Proceeds                           18

         Defaults Upon Senior Securities                                     18

         Submission of Matters to a Vote of Security Holders                 18

         Other Information                                                   18

         Exhibits and Reports on Form 8-K                                    18

         Signature                                                           19

         Computations of Loss Per Common Share                               20

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                                            TWELVE WEEKS ENDED
                                                                                      -------------------------------
                                                                                        MARCH 26,      MARCH 27,
                                                                                           1999           1998
---------------------------------------------------------------------------------------------------------------------

REVENUES                                                                                    $308.9          $277.3
---------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                                             90.3            82.5
    Payroll and benefits                                                                     102.0            89.9
    Rent                                                                                      47.8            44.4
    Royalties                                                                                  6.8             5.9
    Depreciation and amortization                                                             15.1            12.0
    General and administrative                                                                14.3            13.6
    Other                                                                                     30.1            27.0
---------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                                    306.4           275.3
---------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                                               2.5             2.0

    Interest expense                                                                          (9.4)           (9.2)
    Interest income                                                                            0.2             0.7
---------------------------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                       (6.7)           (6.5)

Benefit for income taxes                                                                      (2.6)           (2.6)
---------------------------------------------------------------------------------------------------------------------

Loss before cumulative effect of change in accounting principle
                                                                                              (4.1)           (3.9)
Cumulative effect of change in accounting for start-up activities,
   net of tax benefit of $0.5 million                                                         (0.7)            ---
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                    $ (4.8)         $ (3.9)
---------------------------------------------------------------------------------------------------------------------

LOSS PER COMMON SHARE:
   Loss before cumulative effect of change in accounting principle                          $(0.12)         $(0.11)
   Cumulative effect of change in accounting for start-up activities                         (0.02)            ---
---------------------------------------------------------------------------------------------------------------------

   Net loss                                                                                 $(0.14)         $(0.11)
---------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding                                                    33.8            34.4



            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)


                                                                                    MARCH 26,          JANUARY 1,
                                                                                      1999                1999
-------------------------------------------------------------------------------- ---------------- -- ----------------

                                    ASSETS

Current assets:
   Cash and cash equivalents                                                           $  27.5              $  44.4
   Accounts receivable, net                                                               30.8                 28.9
   Inventories                                                                            39.3                 41.1
   Deferred income taxes                                                                  17.4                 17.4
   Prepaid rent                                                                            9.3                  7.4
   Other current assets                                                                   13.7                  7.9
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current assets                                                                  138.0                147.1

Property and equipment, net                                                              330.0                314.2
Intangible assets                                                                         21.8                 22.1
Deferred income taxes                                                                     62.8                 62.2
Other assets                                                                              21.8                 21.4
-------------------------------------------------------------------------------- ---------------  -- ----------------

   Total assets                                                                        $ 574.4              $ 567.0
-------------------------------------------------------------------------------- ---------------- -- ----------------


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $  80.8              $  79.7
   Accrued payroll and benefits                                                           40.1                 44.5
   Accrued interest payable                                                               13.6                  4.8
   Current portion of long-term debt                                                       1.2                  1.1
   Borrowings under line-of-credit agreement                                              15.0                 11.6
   Other current liabilities                                                              43.0                 40.4
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current liabilities                                                             193.7                182.1

Long-term debt                                                                           406.1                405.9
Other liabilities                                                                         53.0                 51.6
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities                                                                     652.8                639.6

Common stock, no par value,  100 million shares  authorized,  35,909,393  shares issued as of March 26, 1999 and
   35,739,180 shares issued as of January 1, 1999                                          ---                  ---
Contributed deficit                                                                     (106.2)              (105.8)
Retained earnings                                                                         54.4                 59.2
Accumulated other comprehensive income                                                     ---                  0.1
Treasury stock - 2,179,110 shares at March 26, 1999
   and 2,104,110 shares at January 1, 1999                                               (26.6)               (26.1)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total shareholders' deficit                                                           (78.4)               (72.6)
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities and shareholders' deficit                                         $ 574.4              $ 567.0
-------------------------------------------------------------------------------- ---------------- -- ----------------


            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)


                                                                                          TWELVE WEEKS ENDED
                                                                                 -------------------------------------
                                                                                   MARCH 26,            MARCH 27,
                                                                                      1999                1998
-------------------------------------------------------------------------------- ---------------- -- -----------------

OPERATING ACTIVITIES
   Net loss                                                                             $ (4.8)              $ (3.9)
   Cumulative effect of change in accounting principle, net of taxes                       0.7                  ---
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Net loss before cumulative effect of change in accounting principle                    (4.1)                (3.9)

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                        15.4                 12.5
     Amortization of deferred financing costs                                              0.3                  0.3
     Deferred income taxes                                                                (0.6)                 0.1
     Other                                                                                 0.2                  1.8
     Working capital changes:
       (Increase) decrease in accounts receivable                                         (1.0)                 4.3
       Decrease in inventories                                                             1.6                  0.9
       Increase in other current assets                                                   (8.9)                (4.2)
       Increase (decrease) in accounts payable and accruals                                8.2                 (6.3)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by operations                                                            11.1                  5.5

INVESTING ACTIVITIES
   Capital expenditures                                                                  (31.5)               (15.1)
   Other, net                                                                              0.6                 (2.0)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash used in investing activities                                                     (30.9)               (17.1)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                           (0.5)                (0.4)
   Issuance of long-term debt                                                              0.8                  0.9
   Net borrowings under line-of-credit agreement                                           3.4                  ---
   Proceeds from stock issuances                                                           1.5                  2.1
   Payment to Host Marriott Corporation for Marriott International
       options and deferred shares                                                        (1.7)                 ---
   Purchases of treasury stock                                                            (0.5)                (9.8)
   Other                                                                                  (0.1)                 0.2
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by (used in) financing activities                                         2.9                 (7.0)

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (16.9)               (18.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            44.4                 78.1
-------------------------------------------------------------------------------- ---------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 27.5               $ 59.5
-------------------------------------------------------------------------------- ---------------- -- -----------------



            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWELVE WEEKS ENDED MARCH 26, 1999
(IN MILLIONS)


                                                                                    ACCUMULATED
     COMMON                                                                            OTHER
     SHARES                                             CONTRIBUTED    RETAINED    COMPREHENSIVE    TREASURY
  OUTSTANDING                                             DEFICIT      EARNINGS       INCOME         STOCK        TOTAL
----------------- ------------------------------------ -------------- ----------- ---------------- ----------- ------------


           33.6   Balance, January 1, 1999                 $(105.8)      $59.2            $ 0.1     $ (26.1)      $(72.6)
----------------- ------------------------------------ -------------- ----------- ---------------- ----------- ------------

                    Comprehensive loss:
            ---        Net loss                                ---        (4.8)             ---         ---         (4.8)
                       Foreign currency translation
            ---         adjustments                            ---         ---             (0.1)        ---         (0.1)
----------------- -------------------------------------- ------------ ----------- ---------------- ----------- ------------
            ---     Total comprehensive loss                   ---        (4.8)            (0.1)        ---         (4.9)

                    Common stock issued for
            0.2        employee stock and option plans         1.5         ---              ---         ---          1.5
                    Payment to Host Marriott
                       Corporation for Marriott
                       International options
            ---        and deferred shares                    (1.7)        ---              ---         ---         (1.7)
           (0.1)    Treasury stock purchases                   ---         ---              ---        (0.5)        (0.5)
            ---     Deferred compensation                     (0.2)        ---              ---         ---         (0.2)
----------------- -------------------------------------- ------------  ----------- ---------------- ----------- ------------

           33.7   BALANCE, MARCH 26, 1999                  $(106.2)    $  54.4          $   ---     $ (26.6)     $ (78.4)
----------------- -------------------------------------- ------------ ----------- ---------------- ----------- ------------










            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying condensed consolidated financial statements of Host Marriott Services Corporation and subsidiaries (the "Company") have been prepared without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999 ("Form 10-K"). Capitalized terms not otherwise defined herein have the meanings specified in the Form 10-K.

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of March 26, 1999 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

     The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled affiliates. Investments in 50% or less owned affiliates over which the Company has the ability to exercise significant influence are accounted for using the equity method. All material intercompany transactions and balances between the Company and its subsidiaries have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the 1999 presentation.

2. Loss per common share for the twelve weeks ended March 26, 1999 and March 27, 1998 were computed by dividing net loss by the weighted average number of outstanding common shares. Potentially dilutive securities have been excluded from the diluted loss per share calculations because they were antidilutive.

3. Restricted shares are awarded to certain key executives. As of March 26, 1999, there were 823,000 restricted share awards outstanding, of which approximately 751,000 were restricted shares issued in 1998 and 72,000 were shares issued in prior years and will be released upon retirement of certain executives.

     Compensation expense related to the 751,000 shares awarded in 1998 consists of 256,000 shares in an annual time-based component as well as 495,000 shares in a performance-based component. Compensation expense under both components is calculated using the fair value of the shares on the date of issuance and is contingent on continued employment. The vesting, and corresponding compensation expense, of the 256,000 shares under the annual time-based component occurs ratably over a three-year period beginning on the grant date. The vesting, and corresponding compensation expense, of the 495,000 shares under the performance-based component can be accelerated from a maximum seven-year period to a minimum three-year period by the attainment of certain performance criteria as the average stock price must meet or exceed the 75th percentile total shareholder returns of the Russell 2000 index during fiscal years 2001 through 2005.

     Restricted share awards outstanding from prior grants totaled 256,000 at the end of fiscal year 1998. During the first quarter of 1999, 131,000 shares were released, 53,000 shares were forfeited and the remaining 72,000 shares will be released upon retirement of certain executives.

4. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized $0.1 million of internal payroll and benefits costs during the first quarter of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax of $0.5 million, for a change in accounting principle. Additionally, the Company expects to expense approximately $2.6 million of anticipated pre-opening costs in 1999 that otherwise would have been capitalized and amortized in 2000 under the Company's former accounting policy. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED



     1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements.

5. The Company's principal business is providing food, beverage and retail concessions at airports, in travel plazas and at shopping malls. The Company's management evaluates performance of each segment based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments are provided in the following tables.


                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 26,           MARCH 27,
                (IN MILLIONS)                                               1999               1998
                -------------------------------------------------------------------------------------------

                REVENUES:
                  Airports                                                    $ 246.3             $ 217.5
                  Travel plazas                                                  57.5                55.2
                  Shopping malls                                                  5.1                 4.6
                -------------------------------------------------------------------------------------------
                Total segment revenues                                        $ 308.9             $ 277.3
                -------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                                                    $  20.2             $  19.5
                  Travel plazas                                                  (2.7)               (3.7)
                  Shopping malls                                                 (0.7)               (0.2)
                -------------------------------------------------------------------------------------------
                Total segment operating profit                                $  16.8             $  15.6
                -------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.




                                                                         MARCH 26,           JANUARY 1,
                (IN MILLIONS)                                               1999                1999
                ----------------------------------------------------------------------------------------------

                ASSETS:
                  Airports                                                     $ 352.5              $ 347.2
                  Travel plazas                                                   80.5                 85.2
                  Shopping malls                                                  14.2                 12.8
                ----------------------------------------------------------------------------------------------
                Total segment assets                                           $ 447.2              $ 445.2
                ----------------------------------------------------------------------------------------------


     Reconciliations of segment data to the Company's  consolidated data follow:

                                                                               TWELVE WEEKS ENDED
                                                                      -------------------------------------
                                                                         MARCH 26,           MARCH 27,
                (IN MILLIONS)                                               1999               1998
                -------------------------------------------------------------------------------------------

                OPERATING PROFIT:
                  Segments                                                     $ 16.8              $ 15.6
                  General and administrative expenses                           (14.3)              (13.6)
                -------------------------------------------------------------------------------------------
                Total operating profit                                         $  2.5              $  2.0
                -------------------------------------------------------------------------------------------


                                                                          MARCH 26,          JANUARY 1,
                (IN MILLIONS)                                               1999                1999
                --------------------------------------------------------------------------------------------

                ASSETS:
                  Segments                                                     $ 447.2              $ 445.2
                  Corporate and other                                            127.2                121.8
                --------------------------------------------------------------------------------------------
                Total assets                                                   $ 574.4              $ 567.0
                --------------------------------------------------------------------------------------------

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended March 26, 1999 increased by 11.4% to $308.9 million from the same period in 1998, with revenue growth in all business segments. The increase in revenues was driven by solid performance in comparable domestic airport concessions operations, the conversion of the Miami International Airport contract from a management agreement to an operating agreement during the second quarter of 1998, solid growth in tollroad operations and the opening of one new mall food court in the first quarter of 1999 and two new mall food courts in the fourth quarter of 1998.

                                                                          TWELVE WEEKS ENDED
                                                                     -----------------------------
                                                                       MARCH 26,     MARCH 27,
      (IN MILLIONS)                                                       1999          1998          CHANGE
      ----------------------------------------------------------------------------------------------------------
      REVENUES BY BUSINESS LINE
          AIRPORTS:
             Domestic                                                       $219.9        $193.7         13.5%
             International                                                    16.5          14.0         17.9
             Off-airports                                                      9.9           9.8          1.0
      ----------------------------------------------------------------------------------------------------------
                Total airports                                               246.3         217.5         13.2
      ----------------------------------------------------------------------------------------------------------
          TRAVEL PLAZAS                                                       57.5          55.2          4.2
          SHOPPING MALLS                                                       5.1           4.6         10.9
      ----------------------------------------------------------------------------------------------------------
          Total revenues                                                    $308.9        $277.3         11.4%
      ----------------------------------------------------------------------------------------------------------


The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 13.5% for the first quarter of 1999 compared to a year ago and accounted for $126.3 million of the Company's total revenues. The majority of this increase related to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 13.2% over the last three fiscal years. The Company's exposure to any one brand is limited given the diversity of brands that are offered. The Company's largest branded concept, Burger King, is an international favorite among consumers and accounted for 9.7% of total revenues in the first quarter of 1999.

AIRPORTS
Airport segment revenues were up 13.2% to $246.3 million for the first quarter of 1999 compared to a year ago with the majority of the increase from the Company's domestic airport concessions.

Domestic and international airport concession revenues were up $28.7 million, or 13.8%, to $236.4 million for the first quarter of 1999 compared to a year ago, driven by new contracts, strong growth in RPE and moderate growth in passenger enplanements. Airport revenues benefited from the opening of concession facilities at two of the Company's newest contracts, Miami and Palm Beach. Domestic airport concession revenues grew 13.5%, to $219.9 million. Comparable domestic airport revenues grew by 8.6% for the first quarter of 1999 from an estimated 2.3% growth in domestic passenger enplanements and 6.3% growth in RPE. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, increased revenue from recently renovated facilities in the Las Vegas, Minneapolis, Tampa and Charlotte airports and various real estate maximization efforts contributed to the growth in RPE. International airport revenues were up 17.9% to $16.5 million with benefits from new contracts at Shenzhen Huangtian International Airport and Kuala Lumpur International Airport as well as the addition of new concepts and overall enplanement increases.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



During the first quarter of 1999, the Company extended over $55 million of revenues from six airport contracts that were expiring before 2002. The most significant was the five-year contract extension for food and beverage at Terminal IV at the Phoenix Sky Harbor International Airport.

Off-airport revenues increased 1.0% to $9.9 million in the first quarter of 1999. The closing of two hotel gift shop locations in 1998 offset the solid performance of two tourist attraction locations and one entertainment location in the first quarter of 1999.

TRAVEL PLAZAS
Travel plaza concession revenues for the first quarter of 1999 were up 4.2% to $57.5 million when compared to the same period in 1998 with solid growth on most of the Company's major tollroads. This growth was the result of the introduction of several new branded concepts to selected locations, including Starbucks Coffee and Pizza Hut Express, as well as moderate increases in menu prices.

Subsequent to the end of the first quarter of 1999, the Company won a five-year contract for two newly built travel plazas on the Ohio Turnpike with expected annualized revenue of $8.0 million. The Company's four existing locations on the turnpike are expected to be closed for renovation by the Authority in late 1999 and re-bid in early 2000.

SHOPPING MALLS
Shopping malls concession revenues increased by 10.9% to $5.1 million for the first quarter of 1999 when compared with the first quarter of 1998. This increase can be attributed to the opening of the MacArthur Center Mall in the first quarter of 1999 and the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998.

 OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $306.4 million for the first quarter of 1999, or 99.2% of total revenues, compared with $275.3 million for the first quarter of 1998, or 99.3% of total revenues. The improved operating profit margin of 10 basis points reflects improvements in the cost of sales, rent and general and administrative expense margins, offset by higher payroll and depreciation expense margins. The improved operating profit margin reflects operating leverage benefits derived from revenue growth, moderate price increases and reduced operating expenses due, in part, to the increased initiation and utilization of loss prevention programs and the use of internally created programs to effectively manage and monitor the Company's labor force.

Cost of sales for the first quarter of 1999 increased 9.5% to $90.3 million when compared to the first quarter of 1998. Cost of sales as a percentage of total revenues improved 60 basis points during the first quarter of 1999 with benefits from the re-emphasis of product cost management. The margin improvement was attained despite a mix shift to higher cost of product concepts, such as Starbucks, as well as start-up inefficiencies at new food and beverage concepts that result in temporarily high product waste.

Payroll and benefits totaled $102.0 million during the first quarter of 1999, a 13.5% increase over the first quarter of 1998. Payroll and benefits as a percentage of total revenues for the first quarter of 1999 increased 60 basis points to 33.0% as a result of tight labor markets and training costs related to new concessions at several airports. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as with training in and regular use of technology previously put in place for labor productivity and scheduling.

Rent expense totaled $47.8 million for the first quarter of 1999, an increase of 7.7% above the first quarter of 1998. Rent expense as a percentage of total revenues improved 50 basis points and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



Royalties expense for the first quarter of 1999 increased by 15.3% to $6.8 million when compared with the first quarter of 1998. As a percentage of total revenues, royalties expense increased by 10 basis points for the first quarter of 1999. The increase in royalties expense reflects the Company's continued introduction of branded concepts to its airport concessions operations and the continued expansion into the heavily branded shopping mall food court concessions business. Royalties expense as a percentage of branded sales averaged 5.9% and 6.0% in the first quarter of 1999 and 1998, respectively. This margin improvement was attributable to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE and position the Company to win and retain concessions contracts.

Depreciation and amortization expense, excluding $0.3 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $15.1 million for the first quarter of 1999, compared to $12.0 million, excluding $0.5 million of corporate depreciation on property and equipment, for the first quarter of 1998. The 60 basis point increase in the depreciation expense margin is attributed to increased capital investments to win new contracts, extend existing contracts and introduce new branded restaurants. For fiscal year 1998, depreciation was 4.2% of revenues. The Company expects the depreciation expense margin to increase by 20 to 30 basis points in 1999 and anticipatesthe margin to remain in this range over the next several years.

General and administrative expenses were $14.3 million for the first quarter of 1999, an increase of 5.1% from a year ago. This increase was primarily attributable to an incremental $0.8 million of external Year 2000 costs in the first quarter of 1999 compared to a year ago.

Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 11.5% to $30.1 million for the first quarter of 1999 when compared to the first quarter of 1998. Despite this increase, other operating expenses as a percentage of total revenues remained unchanged at 9.7% when compared to the first quarter of 1998.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $2.5 million, or 0.8% of revenues, for the first quarter of 1999 from $2.0 million, or 0.7% of revenues, for the first quarter of 1998. Excluding $1.0 million of Year 2000 costs and $0.4 million pre-opening expenses in the first quarter of 1999 and $0.2 million of Year 2000 costs and $0.4 million of pre-opening expenses in the first quarter of 1998, operating profit would have increased by 50.0% to $3.9 million in the first quarter of 1999 compared with $2.6 million a year ago.

                                                                                 TWELVE WEEKS ENDED
                                                                             ---------------------------
                                                                               MARCH 2,     MARCH 27,
        (IN MILLIONS)                                                            1999         1998
        ------------------------------------------------------------------------------------------------

        OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
            AIRPORTS:
               Domestic                                                           $ 19.0       $ 18.5
               International                                                         0.6          0.2
               Off-airports                                                          0.6          0.8
        ------------------------------------------------------------------------------------------------

                  Total airports                                                    20.2         19.5
        ------------------------------------------------------------------------------------------------
            TRAVEL PLAZAS                                                           (2.7)        (3.7)
            SHOPPING MALLS                                                          (0.7)        (0.2)
        ------------------------------------------------------------------------------------------------
            Total operating profit                                                $ 16.8       $ 15.6
        ------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



The airport segment operating profit, before general and administrative expenses, was 8.2% of airport revenues for the first quarter of 1999 as compared with 9.0% of airport revenues for the first quarter of 1998. The 80 basis point decline in the airport segment operating profit margin primarily reflects an increase in depreciation (in a seasonally low quarter) related to capital investments and higher payroll cost margins due to tight labor markets offset by improved cost of sales margins. For the entire fiscal year of 1999, the Company is forecasting higher airport operating profit margins and is targeting improvements in operating costs.

The travel plaza segment operating loss margin, before general and administrative expenses, improved significantly to 4.7% for the first quarter of 1999 compared to 6.7% in the first quarter of 1998, reflecting solid revenue growth coupled with active management of operating costs.

The operating loss margin for the shopping mall segment, excluding general and administrative expenses, increased to 13.7% for the first quarter of 1999 from 4.3% in the first quarter of 1998 due to seasonably low customer traffic, start-up inefficiencies at the Company's three most recently opened malls.

INTEREST EXPENSE. Interest expense increased to $9.4 million for the first quarter of 1999 compared to $9.2 million for the first quarter of 1998, and reflects additional interest incurred on borrowings under the revolving credit facility to fund capital expenditures and share repurchases.

INTEREST INCOME. Interest income decreased to $0.2 million for the first quarter of 1999 compared to $0.7 million for the first quarter of 1998, reflecting lower cash balances during the first quarter of 1999 compared to a year ago.

INCOME TAXES. The benefit for income taxes for the first quarters of 1999 and 1998 was $2.6 million with an effective tax rate of 39.5% for both quarters.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999 which resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $0.7 million. The new SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET LOSS AND LOSS PER COMMON SHARE. The Company's net loss for the first quarter of 1999 increased to $4.8 million, or $(0.12) per common share before the change in accounting principle and $(0.14) per common share after the change in accounting principle. Net loss for the first quarter of 1998 was $3.9 million, or $(0.11) per common share. The increase in net loss for the first quarter of 1999 was due to the increase in spending for Year 2000 costs combined with higher net interest expense due to increased revolving credit facility borrowings. Excluding Year 2000 costs and pre-opening expenses in the first quarter of 1999 and 1998, loss per common share before the accounting change would have improved $0.01 per share to $(0.09) per common share. The Company estimates net income per diluted common share between $0.56 per share and $0.59 per share for fiscal year 1999.

WEIGHTED-AVERAGE SHARES OUTSTANDING. The weighted-average number of common shares outstanding for the first quarter of 1999 and 1998 used to calculate loss per common share was 33.8 million and 34.4 million, respectively. Common equivalent shares were excluded from the diluted calculations because they were antidilutive.

During the first quarter of 1999, common shares issued and outstanding increased by approximately 0.1 million and totaled 33.7 million, primarily reflecting the issuance of shares under the Company's employee stock and option plans offset by shares purchased under the Company's share repurchase program and forfeited restricted stock shares.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and treasury purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities to fund increased capital spending. Given the Company's expected capital requirements in 1999 and 2000, the current favorable interest rate environment, the benefits of increased financial flexibility and the Company's interest in repurchasing shares it is currently considering alternative long-term financing arrangements including the issuance of unsecured debt and the early tendering of the $400 million in Senior Notes along with the recapitalization of the Company. The Company has not yet determined the preferred course of action and there can be no assurance that if the Company chooses one of these alternatives that it will be successful in obtaining new debt, in tendering for the Senior Notes or in recapitalizing the Company.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. The Company would have to pay a premium in addition to the call price of 103.56% in order to tender for the notes prior to May 2000.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. The revolving credit facility provides for working capital and can be used for general corporate purposes other than hostile acquisitions. At the end of the first quarter of 1999, the Company had drawn $15.0 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 6.71%. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's capital stock of Host International and certain of its subsidiaries. The Company forecasts borrowings under this facility to be approximately $40 million by the end of 1999.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, and provide that dividends payable to the Company are limited to 25% of Host International's consolidated net income, as defined in the loan agreements. During the first quarter of 1998 and in compliance with the Facilities, Host International paid $4.7 million of dividends to the Company. Host International did not pay dividends to the Company in the first quarter of 1999; however, $6.5 million of dividends can be paid to the Company prior to the end of the 1999 fiscal year. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, or the occurrence of certain events of

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



default under the Senior Notes Indenture. As of March 26, 1999 and throughout the twelve weeks ended March 26, 1999, the Company was in compliance with the covenants described above.

During the first quarter of 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the first quarter of 1999, no funds had been drawn on the facility.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $11.8 million for the first quarter of 1999 as compared with $10.8 million for the same period in 1998.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first quarter of 1999 and 1998 totaled $31.5 million and $16.1 million, respectively. For the entire fiscal year of 1999, the Company expects to make capital expenditure investments between approximately $125.0 million to $135.0 million, with $90.0 million to $100.0 million related to core markets (domestic airport and travel plaza segments) and $35.0 million related to growth markets (international airports and food courts in shopping malls). Since 1990, capital expenditures in core markets have ranged from below 4% to nearly 9% of revenues, with an average of approximately 5%. Capital expenditures are now at the upper end of the historic range due to the Company's recent success in winning new contracts and renewing existing ones, which has also extended the Company's overall weighted-average contract lives. Multi-year construction projects at these recently renewed and new contracts are expected to result in capital expenditures in core markets of approximately 7% of revenues in 1999. In the year 2000, the Company expects capital expenditures in its core markets to begin to decline--reaching approximately 4% of revenues by 2001. The timing of capital expenditures is subject to the variability in contract renewals, the timing of new contract wins and the timing of related construction.

The Company's cash provided by financing activities in the first quarter of 1999 was $2.9 million, compared with cash used in financing activities of $7.0 million for the same period in 1998. During the first quarter of 1999, the Company had cash inflows from line-of-credit borrowings totaling $3.4 million, proceeds from stock issuances of $1.5 million and proceeds from the issuance of debt of $0.8 million. Offsetting these cash inflows were cash outflows of $1.7 million for the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation, $0.5 million of debt repayments and $0.5 million of treasury stock repurchases. As of the end of the first quarter of 1999, approximately 0.8 million additional shares can be purchased under the existing treasury stock program. Cash used in financing activities in the first quarter of 1998 can be primarily attributed to $9.8 million in treasury stock repurchases offset by proceeds received for the issuance of common shares relating to the Company's employee stock and option plans totaling $2.1 million.

The Company's consolidated earnings before interest, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 13.1% to $17.3 million in the first quarter of 1999 compared with $15.3 million in the first quarter of 1998. The EBITDA margin improved 10 basis points to 5.6% of revenues. Excluding external Year 2000 costs and pre-opening costs in both quarters, EBITDA would have increased by 20.7% and the EBITDA margin would have improved an additional 50 basis points to 6.1%. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs for the last four quarters) was 3.3 to 1.0 as of the end of the first quarter of 1999 and 3.4 to 1.0 as of the end of the first quarter of 1998. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net loss to EBITDA:

                                                                                    TWELVE WEEKS ENDED
                                                                                ---------------------------
                                                                                  MARCH 26,     MARCH 27,
         (IN MILLIONS)                                                              1999          1998
         ---------------------------------------------------- -- -- ----------- -------------- ------------

         NET LOSS                                                                    $ (4.8)      $ (3.9)
         Interest, net (1) (2)                                                          9.2          8.5
         Benefit for income taxes                                                      (2.6)        (2.6)
         Depreciation and amortization                                                 15.4         12.5
         Cumulative effect of change in accounting principle                            0.7          ---
         Other non-cash items                                                          (0.6)         0.8
         ---------------------------------------------------- -- -- ----------- -------------- ------------
         EBITDA                                                                      $ 17.3       $ 15.3
         ---------------------------------------------------- -- -- ----------- -------------- ------------

(1) Amortization of deferred financing costs of $0.3 million for the first quarter of 1999 and 1998 is included as a component of interest expense.
(2) In fiscal year 1998, the Company changed the calculation of EBITDA to exclude interest income, which is more consistent with industry standards. The 1998 EBITDA has been restated to conform to the 1999 presentation.


DEFERRED INCOME TAXES

The Company has recognized net deferred tax assets of $80.3 million and $67.8 million at March 26, 1999 and March 27, 1998, respectively, which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Realization of the net deferred tax assets are dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at March 26, 1999. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within eight to twelve years.

Future levels of operating income and other taxable gains are dependent upon general economic and industry conditions, including airport and tollroad traffic, inflation, competition and demand for development of concepts and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated to realize the benefits of future available deductions from taxable income. Management has considered the above factors in reaching its conclusion that it is more likely than not that operating income will be sufficient to utilize these deferred deductions fully. The amount of the net deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income are not achieved. Conversely, the amount of the net deferred tax assets considered realizable could be increased if estimates of future taxable income are achieved, weighing positive and negative evidence judgmentally.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



YEAR 2000

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

INFORMATION SYSTEMS. To date, the Company has identified 20 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts will be engaged to verify Year 2000 compliance testing. All mission critical information technology systems at corporate headquarters, which perform financial management processes, are Year 2000 compliant. The Company anticipates that other systems will be compliant by the third quarter of 1999.

EMBEDDED SYSTEMS. As of the end of 1998, a comprehensive inventory of the Company's mission critical and date-sensitive embedded systems had been completed for approximately half of the Company's locations. The remaining locations are expected to be fully inventoried by mid-1999. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant mission critical systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

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

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $4.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the first quarter of 1999, approximately $1.0 million in external costs and approximately $0.3 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.2 million in external costs and approximately $0.1 in internal costs in the first quarter of 1998. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1999 and beyond; the growth in revenues in 1999 and subsequent years; earnings per share in 1999; the amount of additional revenues expected from new shopping mall food court and airport contracts that were added in 1999 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

These forward-looking statements are subject to numerous risks and uncertainties, including the effects of seasonality; airline and tollroad industry fundamentals and general economic conditions (including the current economic downturn in Asia); competitive forces within the food, beverage and retail concessions industries; the availability of cash flow to fund future capital expenditures; government regulation and the potential adverse impact of union labor strikes and the Year 2000 issue on operations. For further information concerning risks applicable to operations, see the Company's Form 10-K. Forward-looking statements are inherently uncertain, and investors must recognize that actual results could differ materially from those expressed or implied by the statements.

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

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the first quarters of 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $26.9 million and $31.8 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of first quarter 1999 and 1998 of $34.1 million and $37.4 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

The Company has the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of the first quarter of 1999, borrowings outstanding under the revolving credit facility totaled $15.0 million at an average interest rate of 6.71% with average outstanding balance of $15.6 million. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the first quarter of 1999.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the first quarter of 1999, no funds had been drawn on the facility.

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

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Loss Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated January 27, 1999 announcing fiscal year 1998 results and containing forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, CONTINUED



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       HOST MARRIOTT SERVICES CORPORATION



    MAY 7, 1999                             /S/  BRIAN W. BETHERS
------------------                    -------------------------------------
       Date                                     Brian W. Bethers
                                      Executive  Vice   President and Chief
                                      Financial Officer (duly  authorized
                                      officer and chief financial officer)