Form 10-Q
period 1999-06-18
HOST MARRIOTT SERVICES CORP
filed 1999-07-30
CIK 1002938

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 18, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR TRANSITION PERIOD FROM ___________ TO ___________

                           COMMISSION FILE NO. 1-14040

                       HOST MARRIOTT SERVICES CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                       52-1938672
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


       6600 ROCKLEDGE DRIVE
        BETHESDA, MARYLAND                                20817
----------------------------------------             ---------------
(Address of principal executive offices)                (Zip Code)

                                 (301) 380-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The total number of shares of common stock issued and outstanding as of July 23, 1999, was 33,525,690.

               HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES


                                      INDEX

                                                                        PAGE NO.
PART I.           FINANCIAL INFORMATION (UNAUDITED):

                  Condensed Consolidated Statements of Operations -
                    For the Twelve Weeks Ended and Twenty-Four Weeks
                    Ended June 18, 1999 and June 19, 1998                     2

                  Condensed Consolidated Balance Sheets -
                    As of June 18, 1999 and January 1, 1999                   3

                  Condensed Consolidated Statements of Cash Flows -
                    For the Twenty-Four Weeks Ended June 18, 1999 and
                    June 19, 1998                                             4

                  Condensed Consolidated Statement of Shareholders'
                    Deficit - For the Twenty-Four Weeks Ended
                    June 18, 1999                                             5

                  Notes to Condensed Consolidated Financial Statements      6-7

                  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    8-18

                  Quantitative and Qualitative Disclosure about
                    Market Risk                                              19

PART II.          OTHER INFORMATION AND SIGNATURE:

                  Legal Proceedings                                          20

                  Changes in Securities and Use of Proceeds                  20

                  Defaults Upon Senior Securities                            20

                  Submission of Matters to a Vote of Security Holders        20

                  Other Information                                          20

                  Exhibits and Reports on Form 8-K                           20

                  Signature                                                  21

                  Computations of Income Per Common Share                 22-23

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                      TWELVE WEEKS ENDED          TWENTY-FOUR WEEKS ENDED
                                                                 -------------------------------------------------------------
                                                                    JUNE 18,       JUNE 19,       JUNE 18,       JUNE 19,
                                                                      1999           1998           1999           1998
------------------------------------------------------------------------------------------------------------------------------
REVENUES                                                                $350.0        $322.6          $658.9         $599.9
------------------------------------------------------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES
    Cost of sales                                                        100.9          94.7           191.2          177.2
    Payroll and benefits                                                 105.1          95.5           207.1          185.4
    Rent                                                                  53.1          49.9           100.9           94.3
    Royalties                                                              8.0           7.0            14.8           12.9
    Depreciation and amortization                                         15.7          13.5            30.8           25.5
    General and administrative                                            14.1          13.5            28.4           27.1
    Other                                                                 32.8          30.0            62.9           57.0
------------------------------------------------------------------------------------------------------------------------------

       Total operating costs and expenses                                329.7         304.1           636.1          579.4
------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                          20.3          18.5            22.8           20.5

    Interest expense                                                      (9.6)         (9.2)          (19.0)         (18.4)
    Interest income                                                        0.2           0.6             0.4            1.3
------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                   10.9           9.9             4.2            3.4

Provision for income taxes                                                 4.3           3.7             1.7            1.1
------------------------------------------------------------------------------------------------------------------------------

Income before cumulative effect of change in
   accounting principle                                                    6.6           6.2             2.5            2.3
Cumulative effect of change in accounting for start-up
   activities, net of tax benefit of $0.5 million                          ---           ---            (0.7)           ---
------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                               $ 6.6          $6.2           $ 1.8           $2.3
------------------------------------------------------------------------------------------------------------------------------

INCOME PER COMMON SHARE
Basic:
   Income before cumulative effect of change in
     accounting principle                                                $0.20         $0.18           $0.07          $0.07
   Cumulative effect of change in accounting for
     start-up activities                                                   ---           ---           (0.02)           ---
------------------------------------------------------------------------------------------------------------------------------

   Net income                                                            $0.20         $0.18           $0.05          $0.07
------------------------------------------------------------------------------------------------------------------------------
Diluted:
   Income before cumulative effect of change in
     accounting principle                                                $0.19         $0.17           $0.07          $0.06
   Cumulative effect of change in accounting for
     start-up activities                                                   ---           ---           (0.02)           ---
------------------------------------------------------------------------------------------------------------------------------

   Net income                                                            $0.19         $0.17           $0.05          $0.06
------------------------------------------------------------------------------------------------------------------------------

Weighted Average Common Shares Outstanding:
    Basic                                                                 33.6          34.0            33.7           34.2
    Diluted                                                               34.7          35.7            34.7           35.9

            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                                    JUNE 18,           JANUARY 1,
                                                                                      1999                1999
-------------------------------------------------------------------------------- ---------------- -- ----------------
                                    ASSETS

Current assets:
   Cash and cash equivalents                                                           $  33.9              $  44.4
   Accounts receivable, net                                                               34.2                 28.9
   Inventories                                                                            41.4                 41.1
   Deferred income taxes                                                                  17.7                 17.4
   Prepaid rent                                                                            9.5                  7.4
   Other current assets                                                                   10.2                  7.9
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current assets                                                                  146.9                147.1

Property and equipment, net                                                              339.1                314.2
Intangible assets                                                                         21.3                 22.1
Deferred income taxes                                                                     62.8                 62.2
Other assets                                                                              20.8                 21.4
-------------------------------------------------------------------------------- ------------------ ----------------
   Total assets                                                                        $ 590.9              $ 567.0
-------------------------------------------------------------------------------- ---------------- -- ----------------


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                    $  87.2              $  79.7
   Accrued payroll and benefits                                                           41.7                 44.5
   Accrued interest payable                                                                3.4                  4.8
   Current portion of long-term debt                                                       1.2                  1.1
   Borrowings under line-of-credit agreement                                              27.7                 11.6
   Other current liabilities                                                              40.6                 40.4
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total current liabilities                                                             201.8                182.1

Long-term debt                                                                           406.0                405.9
Other liabilities                                                                         55.9                 51.6
-------------------------------------------------------------------------------- ---------------- -- ----------------

   Total liabilities                                                                     663.7                639.6

Common stock, no par value,  100 million shares  authorized,
   35,930,162  shares issued as of June 18, 1999 and
   35,739,180 shares issued as of January 1, 1999                                          ---                  ---
Contributed deficit                                                                     (105.8)              (105.8)
Retained earnings                                                                         61.0                 59.2
Accumulated other comprehensive income                                                     ---                  0.1
Treasury stock - 2,360,510 shares at June 18, 1999
   and 2,104,110 shares at January 1, 1999                                               (28.0)               (26.1)
-------------------------------------------------------------------------------- ---------------- -- ----------------
   Total shareholders' deficit                                                           (72.8)               (72.6)
-------------------------------------------------------------------------------- ---------------- -- ----------------
   Total liabilities and shareholders' deficit                                         $ 590.9              $ 567.0
-------------------------------------------------------------------------------- ---------------- -- ----------------

            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN MILLIONS)

                                                                                       TWENTY-FOUR WEEKS ENDED
                                                                                 -------------------------------------
                                                                                    JUNE 18,            JUNE 19,
                                                                                      1999                1998
-------------------------------------------------------------------------------- ---------------- -- -----------------
OPERATING ACTIVITIES
   Net income                                                                            $ 1.8                $ 2.3
   Cumulative effect of change in accounting principle, net of taxes                       0.7                  ---
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Net income before cumulative effect of change in accounting principle                   2.5                  2.3

   Adjustments to reconcile net income to cash from operations:
     Depreciation and amortization                                                        31.5                 26.5
     Amortization of deferred financing costs                                              0.6                  0.6
     Deferred income taxes                                                                (0.9)                (1.1)
     Other                                                                                 0.2                  3.5
     Working capital changes:
       Increase in accounts receivable                                                    (2.0)                (1.8)
       Increase in inventories                                                            (0.7)                (1.4)
       Increase in other current assets                                                   (5.1)                (2.7)
       Increase in accounts payable and accruals                                           3.1                  0.3
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by operations                                                            29.2                 26.2

INVESTING ACTIVITIES
   Capital expenditures                                                                  (57.7)               (34.9)
   Other, net                                                                              4.5                 (3.6)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash used in investing activities                                                     (53.2)               (38.5)

FINANCING ACTIVITIES
   Repayments of long-term debt                                                           (0.6)                (0.6)
   Issuance of long-term debt                                                              ---                  0.9
   Net borrowings under line-of-credit agreement                                          16.1                  ---
   Proceeds from stock issuances                                                           1.7                  2.3
   Payment to Host Marriott Corporation for Marriott International
       options and deferred shares                                                        (1.7)                (3.5)
   Purchases of treasury stock                                                            (1.9)               (11.4)
   Other                                                                                  (0.1)                (0.1)
-------------------------------------------------------------------------------- ---------------- -- -----------------

   Cash provided by (used in) financing activities                                        13.5                (12.4)

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (10.5)               (24.7)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            44.4                 78.1
-------------------------------------------------------------------------------- ---------------- -- -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 33.9               $ 53.4
-------------------------------------------------------------------------------- ---------------- -- -----------------



            See notes to condensed consolidated financial statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT (UNAUDITED) TWENTY-FOUR WEEKS ENDED JUNE 18, 1999
(IN MILLIONS)

                                                                                    ACCUMULATED
     COMMON                                                                            OTHER
     SHARES                                             CONTRIBUTED    RETAINED    COMPREHENSIVE    TREASURY
  OUTSTANDING                                             DEFICIT      EARNINGS       INCOME         STOCK        TOTAL
----------------- ------------------------------------ -------------- ----------- ---------------- ----------- ------------
           33.6   Balance, January 1, 1999                 $(105.8)      $59.2            $ 0.1     $ (26.1)      $(72.6)
----------------- ------------------------------------ -------------- ----------- ---------------- ----------- ------------

                    Comprehensive income:
            ---        Net income                              ---         1.8              ---         ---          1.8
                       Foreign currency translation
            ---         adjustments                            ---         ---             (0.1)        ---         (0.1)
----------------- -------------------------------------- ------------ ----------- ---------------- ----------- ------------

            ---     Total comprehensive income                 ---         1.8             (0.1)        ---          1.7

                    Common stock issued for
            0.2        employee stock and option plans         1.7         ---              ---         ---          1.7
                    Payment to Host Marriott
                       Corporation for Marriott
                       International options
            ---        and deferred shares                    (1.7)        ---              ---         ---         (1.7)
           (0.2)    Treasury stock purchases                   ---         ---              ---        (1.9)        (1.9)
----------------- -------------------------------------- ----------------------- ---------------- ----------- ------------

           33.6   BALANCE, JUNE 18, 1999                   $(105.8)    $  61.0          $   ---     $ (28.0)     $ (72.8)
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

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company as of June 18, 1999 and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of fiscal year performance because of the impact of seasonal and short-term variations.

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

3. Restricted shares are awarded to certain key executives. As of June 18, 1999, there were 823,000 restricted share awards outstanding, of which approximately 751,000 were restricted shares issued in 1998 and 72,000 were shares issued in prior years and will be released upon retirement of certain executives.

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

4. During the first quarter of 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5, "Reporting on the Costs of Start-Up Activities." As a result of the adoption of SOP 98-1, the Company capitalized internal payroll and benefits costs of $0.1 million in the second quarter and $0.2 million in the first half of 1999 that previously would have been expensed. The adoption of SOP 98-5 in the first quarter of 1999 resulted in a $0.7 million charge, net of tax benefit of $0.5 million, for a change in accounting principle. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," during 1998 and the adoption did not have a material effect on the Company's 1998 consolidated financial statements.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5. In the first half of 1999, the Company incurred a capital lease obligation when it entered into a lease for new equipment totaling $0.7 million.

6. The Company's management evaluates the performance of each of its three operating segments based on profit or loss from operations before allocation of general and administrative expenses, interest, income taxes and cumulative effects of changes in accounting principles. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K. Financial information for the Company's three business segments are provided in the following tables.

                                                    TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                ---------------------------  -----------------------------
                                                  JUNE 18,      JUNE 19,       JUNE 18,        JUNE 19,
                (IN MILLIONS)                       1999          1998           1999            1998
                ------------------------------------------------------------------------------------------

                REVENUES:
                  Airports                          $ 263.6       $ 242.7         $ 509.9        $ 460.2
                  Travel plazas                        80.1          75.5           137.6          130.7
                  Shopping malls                        6.3           4.4            11.4            9.0
                ------------------------------------------------------------------------------------------
                Total segment revenues              $ 350.0       $ 322.6         $ 658.9        $ 599.9
                ------------------------------------------------------------------------------------------

                OPERATING PROFIT (LOSS):(1)
                  Airports                          $  26.9       $  26.7         $  47.1        $  46.2
                  Travel plazas                         7.9           5.8             5.2            2.1
                  Shopping malls                       (0.4)         (0.5)           (1.1)          (0.7)
                ------------------------------------------------------------------------------------------
                Total segment operating profit      $  34.4       $  32.0         $  51.2        $  47.6
                ------------------------------------------------------------------------------------------

                (1)   Before general and administrative expenses.



                                                                         JUNE 18,          JANUARY 1,
                (IN MILLIONS)                                               1999               1999
                ----------------------------------------------------------------------------------------------

                ASSETS:
                  Airports                                                     $ 368.1            $ 347.2
                  Travel plazas                                                   79.3               85.2
                  Shopping malls                                                  15.0               12.8
                ----------------------------------------------------------------------------------------------
                Total segment assets                                           $ 462.4            $ 445.2
                ----------------------------------------------------------------------------------------------

Reconciliations of segment data to the Company's  consolidated data follow:

                                                          TWELVE WEEKS ENDED           TWENTY-FOUR WEEKS ENDED
                                                       --------------------------   ------------------------------
                                                        JUNE 18,      JUNE 19,       JUNE 18,        JUNE 19,
                (IN MILLIONS)                             1999          1998           1999            1998
                ------------------------------------------------------------------------------------------------

                OPERATING PROFIT:
                  Segments                                $ 34.4         $ 32.0         $ 51.2          $ 47.6
                  General and administrative expenses      (14.1)         (13.5)         (28.4)          (27.1)
                ------------------------------------------------------------------------------------------------
                Total operating profit                    $ 20.3         $ 18.5         $ 22.8          $ 20.5
                ------------------------------------------------------------------------------------------------


                                                                           JUNE 18,          JANUARY 1,
                (IN MILLIONS)                                                1999               1999
                -------------------------------------------------------------------------------------------

                ASSETS:
                  Segments                                                       $ 462.4           $ 445.2
                  Corporate and other                                              128.5             121.8
                -------------------------------------------------------------------------------------------
                Total assets                                                     $ 590.9           $ 567.0
                -------------------------------------------------------------------------------------------

 The Company's largest branded concept, Burger King, accounted for 10.4% of total revenues in the second quarter and 10.1% of total revenues in the first half of 1999.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS


RECENT EVENTS

Subsequent to the end of the second quarter of 1999, an announcement was made that a definitive agreement had been approved by the Board of Directors of Autogrill SpA ("Autogrill") to acquire all of the outstanding common stock of the Company. The transaction has been unanimously approved by the Board of
Directors of the Company, which will recommend the transaction to its shareholders, and remains subject to receipt of customary regulatory approvals. Under the terms of the agreement, the Company's shareholders will receive $15.75 per share in cash from Autogrill in a tender offer expected to commence on August 2, 1999. The tender will remain open for a period of 20 business days and is subject to acceptance by at least two-thirds of the Company's shareholders. This acquisition will create the leading global operator of commercial catering for travelers with operations in North America, Europe, Australia and Asia with annual sales of over $2.6 billion based on 1998 results.

RESULTS OF OPERATIONS

REVENUES. Revenues for the twelve weeks ("quarter") ended June 18, 1999 increased by 8.5% to $350.0 million from the same period in 1998, with strong revenue growth in all business lines. Revenues for the twenty-four weeks ("first half") ended June 18, 1999 totaled $658.9 million, an increase of 9.8%. The increase in revenues was driven by strong performance in comparable domestic airport concession operations, the conversion of the Miami International Airport contract from a management agreement to an operating agreement in the second quarter of 1998, solid growth in tollroad operations and the opening of three new mall food courts in the last nine months.

                                             TWELVE WEEKS ENDED                   TWENTY-FOUR WEEKS ENDED
                                    -------------------------------------------------------------------------------
                                      JUNE 18,     JUNE 19,                  JUNE 18,      JUNE 19,
  (IN MILLIONS)                         1999         1998       CHANGE         1999          1998        CHANGE
  -----------------------------------------------------------------------------------------------------------------

  REVENUES BY BUSINESS LINE
      AIRPORTS:
         Domestic                         $234.6      $215.8        8.7%         $454.5        $409.5       11.0%
         International                      17.3        15.5       11.6            33.8          29.5       14.6
         Off-airports                       11.7        11.4        2.6            21.6          21.2        1.9
  -----------------------------------------------------------------------------------------------------------------
            Total airports                 263.6       242.7        8.6           509.9         460.2       10.8
  -----------------------------------------------------------------------------------------------------------------
      TRAVEL PLAZAS                         80.1        75.5        6.1           137.6         130.7        5.3
      SHOPPING MALLS                         6.3         4.4       43.2            11.4           9.0       26.7
  -----------------------------------------------------------------------------------------------------------------
      Total revenues                      $350.0      $322.6        8.5%         $658.9        $599.9        9.8%
  -----------------------------------------------------------------------------------------------------------------

The Company's diversified branded concept portfolio, which consists of over 100 franchised, licensed or internally developed brands, is a unique competitive advantage in the marketplace. Brand awareness, customer familiarity with product offerings, and the perception of superior value and consistency are all factors contributing to higher revenue per enplaned passenger ("RPE") in branded facilities. Branded revenues in all of the Company's venues increased 14.0% and 13.8% for the second quarter and first half of 1999, respectively, compared to a year ago. Branded revenues accounted for $152.9 million of the Company's total revenues for the second quarter of 1999 and $279.2 million for the first half of 1999. The majority of the increases relate to the Company's continued transformation of airport locations from generic offerings to internationally known brands and unique local concepts. Branded concept revenues in all of the Company's venues have grown at a compound annual growth rate of 13.2% since 1996. The Company's exposure to any one brand is limited given the diversity of brands that are offered. The Company's largest branded concept, Burger King, is an international favorite among consumers and accounted for 10.4% of total revenues in the second quarter of 1999 and 10.1% of total revenues in the first half of 1999.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



AIRPORTS
Airport segment revenues were up 8.6% to $263.6 million for the second quarter and up 10.8% to $509.9 million for the first half of 1999 compared to the same periods of 1998. The majority of the increases for the quarter and first half of 1999 resulted from strong growth in both domestic and international airport concessions and slight growth in off-airport concessions.

Comparable domestic airport concession revenues grew 8.4% for the second quarter of 1999 compared to the second quarter of 1998, from an estimated 1.5% growth in domestic passenger enplanements and 6.9% growth in RPE. Comparable domestic airport concession revenues were up 9.0% for the first half of 1999 compared to a year ago, driven by 1.9% growth in domestic passenger enplanements and 7.1% growth in RPE. The passenger enplanement growth is estimated by the Air Transport Association whose member airlines represent 95% of all passenger traffic in the United States. RPE is the primary measure of how effective the Company is at capturing potential customers and increasing customer spending. Moderate increases in menu prices, increased revenues from recently renovated facilities in the Las Vegas, Minneapolis, Tampa and Charlotte airports and various real estate maximization efforts contributed to the growth in RPE.

International airport revenues were up 11.6% to $17.3 million for the second quarter and up 14.6% to $33.8 million for the first half of 1999 compared to the same periods in 1998. Revenues benefited from new contracts at Shenzhen Huangtian International Airport and Kuala Lumpur International Airport as well as the addition of new concepts and overall enplanement increases at Schiphol Airport in the Netherlands.

Off-airport revenues increased 2.6% to $11.7 million in the second quarter of 1999 and increased 1.9% to $21.6 million in the first half of 1999 compared to the same periods in 1998. The closing of three off-airport locations offset the solid performance of two tourist attraction locations and one entertainment location in the second quarter of 1999.

Subsequent to the end of the second quarter of 1999, the Company announced a seven-year extension at the Salt Lake City International Airport. The Company plans to develop and redesign new concession space and refurbish existing space by mid-2000.

TRAVEL PLAZAS
Travel plaza concession revenues were up 6.1% to $80.1 million for the second quarter and up 5.3% to $137.6 million for the first half of 1999 when compared to the same periods in 1998. The Company's solid growth quarter-to-quarter and year-to-year on all of its major tollroads was due to increased traffic, the introduction of new branded concepts, menu price increases and the benefits from several competitor plazas closed for construction on one tollroad.

In the first half of 1999, the Company won a five-year contract for two newly built travel plazas on the Ohio Turnpike with expected annualized revenues of $8.0 million. The Company's four existing locations on the turnpike are expected to be closed for renovation by the Authority in late 1999 and re-bid in early 2000.

Subsequent to the end of the second quarter of 1999, the Company announced a memorandum of understanding with the New Jersey Turnpike Authority for a 15-year extension on the New Jersey Turnpike to 2018. The Company's current contract was scheduled to expire in 2003. In total, $41 million will be invested in the project, of which the Company is funding $25 million, with the New Jersey Turnpike Authority funding the remainder. Construction is scheduled to begin in the Fall of 1999, with completion scheduled in mid-2002. During the 2.5 years of construction, the Company will renovate the travel plazas in three phases to create minimal disruption to customers. When the travel plazas are completed in 2002, revenues are expected to increase to approximately $75 million.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


SHOPPING MALLS
Shopping mall concession revenues increased by 43.2% to $6.3 million for the second quarter and increased by 26.7% to $11.4 million for the first half of 1999 when compared with the same periods in 1998, despite seasonally low traffic periods. The increases can be attributed to the opening of the MacArthur Center Mall in the first quarter of 1999 and the openings of the Independence Center Mall and the Leesburg Corner Premium Outlets in the fourth quarter of 1998. Revenues at comparable locations that have been open at least one year increased by 2.3% for the second quarter and decreased 4.4% for the first half of 1999 compared to the same periods in 1998.

OPERATING COSTS AND EXPENSES. The Company's total operating costs and expenses were $329.7 million for the second quarter of 1999, or 94.2% of total revenues, compared with $304.1 million for the second quarter of 1998, or 94.3% of total revenues. Total operating costs and expenses for the first half of 1999 were $636.1 million, or 96.5% of total revenues, compared with $579.4 million, or 96.6% of total revenues for the first half of 1998. The 10 basis point improvement in the operating profit margin on both a quarter-to-quarter and year-to-year basis reflects improvements in the cost of sales, rent and general and administrative expense margins, offset by higher payroll, depreciation and royalty expense margins. The improved operating profit margin reflects operating leverage benefits derived from revenue growth, price increases and reduced operating expenses. The reduction in operating expenses was due, in part, to the initiation, trial and utilization of loss prevention programs and the use of internally created programs to effectively manage and monitor the Company's labor force.

Cost of sales increased 6.5% to $100.9 million for the second quarter and increased 7.9% to $191.2 million for the first half of 1999 compared to the same periods in 1998. The cost of sales margin has been on a downward trend over the past two years - from 29.2% in 1997 to 28.8% in 1999. Cost of sales as a percentage of total revenues improved 50 basis points during both the second quarter and first half of 1999. This improvement has been driven by food and beverage locations and reflects the impact of pricing and the utilization of loss prevention programs in 1999.

Payroll and benefits totaled $105.1 million and $207.1 million for the second quarter and first half of 1999, a 10.1% increase over the second quarter of 1998 and an 11.7% increase over the first half of 1998. Payroll and benefits as a percentage of total revenues increased 40 basis points to 30.0% for the second quarter and increased 50 basis points to 31.4% for the first half of 1999 compared to the comparable periods in 1998. The increases in payroll and benefits margins for the second quarter and first half of 1999 were driven by an increase in payroll costs due to tight labor markets. The Company is addressing the tight labor markets with increased emphasis on recruitment and retention as well as with training in and more consistent use of technology previously put in place for labor productivity and scheduling.

Rent expense totaled $53.1 million for the second quarter of 1999, an increase of 6.4% above the comparable period in 1998. Rent expense increased 7.0% to $100.9 million in the first half of 1999 compared to a year ago. As a percentage of total revenues, rent expense improved 30 basis points for the second quarter and 40 basis points for the first half of 1999 and can be attributed to sales increases on contracts with fixed rental rates and new or renewed contracts with favorable rent margins.

Royalties expense increased by 14.3% to $8.0 million for the second quarter compared to a year ago and increased 14.7% to $14.8 million for the first half of 1999 compared to the same periods in 1998. As a percentage of total revenues, royalties expense increased by 10 basis points for both the second quarter and first half of 1999. The increases in royalties expense reflects the Company's continued introduction of branded concepts to its airport concession operations and the continued expansion into the heavily branded shopping mall food court concession business. Royalties expense as a percentage of branded sales averaged 5.9% and 6.1% in the second quarter of 1999 and 1998, respectively, and totaled 5.9% and 6.1% for the first half of 1999 and 1998, respectively. The margin improvements can be attributed to the addition of branded concepts with lower-than-average royalty percentages. Branded facilities generate higher sales per square foot, contribute toward increased RPE and position the Company to win
and  retain  concession   contracts.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



Depreciation and amortization expense, excluding $0.4 million of corporate depreciation on property and equipment, which is included as a component of general and administrative expenses, was $15.7 million for the second quarter of 1999, compared to $13.5 million, excluding $0.5 million of corporate depreciation on property and equipment, for the second quarter of 1998. Depreciation and amortization for the first half of 1999 and 1998 totaled $30.8 million and $25.5 million, excluding $0.7 million and $1.0 million of corporate depreciation on property and equipment, respectively. The 30 basis point increase for the second quarter and the 40 basis point increase for the first half of 1999 in the depreciation and amortization expense margins are attributed to the increased level of capital investments to win new contracts, to extend existing contracts and to introduce branded facilities.


General and administrative expenses were $14.1 million for the second quarter of 1999, an increase of 4.4% from a year ago. General and administrative expenses for the first half of 1999 increased 4.8% to $28.4 million compared to the first half of 1998. These increases were primarily attributable to incremental external Year 2000 costs of $0.6 million in the second quarter and $1.4 million in the first half of 1999 compared to a year ago. The general and administrative expense margin, which reflects leverage benefits from revenue growth, improved 20 basis points for both the second quarter and the first half of 1999 despite the increases in Year 2000 costs. Excluding Year 2000 costs, the general and administrative expense margin would have improved 30 basis points for the second quarter and 50 basis points for the first half of 1999 compared to the same periods in 1998.

Other operating expenses, which include utilities, casualty insurance, equipment maintenance, trash removal and other miscellaneous expenses, increased 9.3% to $32.8 million for the second quarter of 1999 when compared to the second quarter of 1998. Other operating expenses increased 10.4% in the first half of 1999 to $62.9 million compared to a year ago. As a percentage of total revenues, other operating expenses increased 10 basis points for the second quarter of 1999 and remained unchanged for the first half of 1999 compared to a year ago.

OPERATING PROFIT. As a result of the changes in revenues and operating costs and expenses discussed above, operating profit increased to $20.3 million, or 5.8% of revenues, for the second quarter of 1999 from $18.5 million, or 5.7% of revenues, for the second quarter of 1998. Operating profit improved 11.2% to $22.8 million for the first half of 1999, or 3.5% of revenues, compared with $20.5 million, or 3.4% of revenues, for the same period in 1998. Excluding $0.8 million of Year 2000 costs in the second quarter of 1999 and $0.2 million of Year 2000 costs in the second quarter of 1998, operating profit would have increased by 12.8% to $21.1 million in the second quarter of 1999 when compared to the second quarter of 1998. Excluding $1.8 million of Year 2000 costs in the first half of 1999 and $0.4 million of Year 2000 costs in the first half of 1998, operating profit would have increased by 18.3% to $24.6 million.

                                                                 TWELVE WEEKS ENDED       TWENTY-FOUR WEEKS ENDED
                                                             --------------------------------------------------------
                                                               JUNE 18,      JUNE 19,      JUNE 18,      JUNE 19,
   (IN MILLIONS)                                                 1999          1998          1999          1998
   ------------------------------------------------------------------------------------------------------------------

   OPERATING PROFIT (LOSS) BY BUSINESS LINE (1)
       AIRPORTS:
          Domestic                                                $ 24.8        $ 24.5         $ 43.8       $ 43.0
          International                                              0.6           0.9            1.2          1.1
          Off-airports                                               1.5           1.3            2.1          2.1
   ------------------------------------------------------------------------------------------------------------------
             Total airports                                         26.9          26.7           47.1         46.2
   ------------------------------------------------------------------------------------------------------------------
       TRAVEL PLAZAS                                                 7.9           5.8            5.2          2.1
       SHOPPING MALLS                                               (0.4)         (0.5)          (1.1)        (0.7)
   ------------------------------------------------------------------------------------------------------------------

       Total operating profit                                     $ 34.4        $ 32.0         $ 51.2       $ 47.6
   ------------------------------------------------------------------------------------------------------------------

        (1)  Before general and administrative expenses.

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


The airport segment operating profit margin, before general and administrative expenses, declined to 10.2% and 9.2% for the second quarter and first half of 1999, respectively, compared to 11.0% and 10.0% in the same periods a year ago. The decline in the airport segment operating profit margins primarily reflect increased depreciation (in seasonally low periods) related to capital investments, higher payroll cost margins due to tight labor markets and start-up inefficiencies at new international locations offset by improved cost of sales margins. For the entire fiscal year of 1999, the Company is forecasting higher airport operating profit margins.

The travel plaza segment operating profit margin, before general and administrative expenses, improved significantly to 9.9% for the second quarter of 1999 compared to 7.7% in the second quarter of 1998. The margin for the first half of 1999 increased to 3.8% for the first half of 1999 compared to 1.6% in the first half of 1998. These increases reflect solid revenue growth coupled with active management of operating costs.

The operating loss margin for the shopping mall segment, excluding general and administrative expenses, improved to 6.3% for the second quarter of 1999 and declined to 9.6% for the first half of 1999. The shopping mall segment reflects seasonally low traffic and continues to be affected by start-up inefficiencies of new malls. On a comparable basis, the shopping mall operating profit margins increased from negatives in 1998 to a positive 4.5% for the second quarter and a positive 1.2% for the first half of 1999.

INTEREST EXPENSE. Interest expense increased 4.3% to $9.6 million for the second quarter and increased 3.3% to $19.0 million for the first half of 1999 compared to the same periods in 1998. The quarter-to-quarter and year-to-year increases reflect additional interest incurred on borrowings under the revolving credit facility to fund capital expenditures and share repurchases.

INTEREST INCOME. Interest income decreased to $0.2 million for the second quarter of 1999 compared to $0.6 million for the second quarter of 1998 and decreased to $0.4 million for the first half of 1999 compared to $1.3 million for the first half of 1998. The decreases reflect lower cash balances during the second quarter and first half of 1999 compared to the comparable periods in 1998.

INCOME TAXES. The provision for income taxes for the second quarter of 1999 was $4.3 million compared to $3.7 million in the second quarter of 1998, reflecting an effective tax rate of 39.5% and 37.4%, respectively. The provision for income taxes for the first half of 1999 and 1998 was $1.7 million and $1.1 million, respectively, reflecting effective tax rates of 39.5% and 33.0%. The effective tax rates for 1998 were reduced to reflect the reversal of the valuation allowance for the estimated benefit of recognizing certain tax credits previously thought to be unrealizable.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SOP 98-5 during the first quarter of 1999 that resulted in a one-time, after-tax write-off of deferred pre-opening costs totaling $0.7 million. The new SOP requires pre-opening costs to be expensed as incurred in 1999 and beyond.

NET INCOME AND INCOME PER COMMON SHARE. The Company's net income for the second quarter of 1999 increased to $6.6 million, or $0.19 per diluted common share compared to $6.2 million, or $0.17 per diluted common share, in the second quarter of 1998. Excluding Year 2000 costs in the second quarter of 1999 and 1998, diluted income per common share would have improved by 16%.

Net income before the change in accounting principle increased to $2.5 million for the first half of 1999, or $0.07 per diluted common share, compared to $2.3 million, or $0.06 per diluted common share, in the first half of 1998. Net income after the change in accounting principle decreased to $1.8 million, or $0.05 per diluted common share, compared to $2.3 million, or $0.06 per diluted common share, in the first half of 1998.

WEIGHTED-AVERAGE SHARES OUTSTANDING. The weighted-average number of common shares outstanding for the second quarter of 1999 and 1998 used to calculate basic income per common share was 33.6 million and 34.0

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



million, respectively. The weighted-average number of common shares outstanding for the first half of 1999 and 1998 used to calculate basic income per common share was 33.7 million and 34.2 million, respectively.

The weighted-average number of common shares outstanding for the second quarter of 1999 and 1998 used to calculate diluted income per common share was 34.7 million and 35.7 million, respectively. The weighted-average number of common shares outstanding for the first half of 1999 and 1998 used to calculate diluted income per common share was 34.7 million and 35.9 million, respectively.

As of the end of both the first half of 1999 and year end 1998, common shares issued and outstanding totaled 33.6 million. Shares issued under the Company's employee stock and option plans were offset by shares purchased under the Company's share repurchase program.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has funded its ongoing capital expenditures, debt-service requirements and treasury purchases from cash flow generated from ongoing operations and current cash balances. The Company has more recently drawn on existing credit facilities to fund increased capital spending. Given the Company's expected capital requirements in 1999 and 2000, the current favorable interest rate environment, the benefits of increased financial flexibility for capital investment targets and the Company's interest in repurchasing shares, the Company proceeded with a debt refinancing plan in the second quarter of 1999, including a cash tender offer for its Senior Notes.

Subsequent to the end of the second quarter of 1999, the Company announced the launch of the cash tender offer and consent solicitation for its Senior Notes. The tender offer and consent solicitation for the Senior Notes were terminated as a result of the proposed acquisition of the Company by Autogrill. At the time of termination, $383.4 million had been tendered representing 95.9% of the outstanding Senior Notes.

The Company's Senior Notes, which will mature in May 2005, were issued at par and have a fixed coupon rate of 9.5%. The Senior Notes can be called beginning in May 2000 at a price of 103.56%, declining to par in May 2003. The Company would have had to pay a premium in addition to the call price of 103.56% in order to complete the tender for the notes prior to May 2000.

The Company is required to make semi-annual cash interest payments on the Senior Notes at a fixed interest rate of 9.5%. The Company is not required to make principal payments on the Senior Notes until maturity except in the event of (i) a change in control triggering event or (ii) certain asset sales in which the proceeds are not invested in other properties within a specified period of time.

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

The First National Bank of Chicago, as agent for a group of participating lenders, has provided credit facilities ("Facilities") to Host International consisting of a $75.0 million revolving credit facility and a $25.0 million letter of credit facility. The revolving credit facility provides for working capital and can be used for general corporate

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



purposes other than hostile acquisitions. At the end of the second quarter of 1999, the Company had drawn $27.7 million of outstanding indebtedness under the revolving credit facility at an average interest rate of 6.64%. All borrowings under the Facilities are senior obligations of Host International and are secured by the Company's pledge of, and first perfected interest in, all of the capital stock of Host International and certain of its subsidiaries.

The loan agreements relating to the Facilities contain dividend and stock retirement covenants that are substantially similar to those set forth in the Senior Notes Indenture, and provide that dividends payable to the Company are limited to 25% of Host International's consolidated net income, as defined in the loan agreements. In compliance with the Facilities, Host International paid $6.5 million of dividends to the Company in the second quarter of 1999 and $4.7 million of dividends in the first quarter of 1998. The loan agreements also contain certain financial ratio and capital expenditure covenants. Any indebtedness outstanding under the Facilities may be declared due and payable upon the occurrence of certain events of default, including the Company's failure to comply with the several covenants noted above, a change in control, or the occurrence of certain events of default under the Senior Notes Indenture. As of June 18, 1999 and throughout the twelve weeks and twenty-four weeks ended June 18, 1999, the Company was in compliance with the covenants described above. If the Autogrill acquisition of the Company is successful, the Company will need to amend the change of control provision.

During the first quarter of 1999, an international subsidiary of the Company was granted a $7.5 million credit facility by ABN AMRO Bank N.V. consisting of a $6.1 million overdraft facility with a variable interest rate until February 1, 2002 and a five-year loan of $1.4 million to fund business activities, including planned capital expenditures. As of the end of the second quarter of 1999, no funds had been drawn on the facility.

The Company's cash flows from operating activities are affected by seasonality. Cash from operations generally is the strongest in the summer months between Memorial Day and Labor Day. Cash provided by operations, before changes in working capital and deferred income taxes, totaled $34.8 million for the first half of 1999 as compared with $32.9 million for the same period in 1998.

The primary use of cash in investing activities consists of capital expenditures. The Company incurs capital expenditures to build out new facilities, including growth initiatives, to expand or reposition existing facilities and to maintain the quality and operations of existing facilities. The Company's capital expenditures in the first half of 1999 and 1998 totaled $57.7 million and $34.9 million, respectively. For the entire fiscal year of 1999, the Company expects to make capital expenditure investments between approximately $125.0 million to $135.0 million, with $90.0 million to $100.0 million related to core markets (domestic airport and travel plaza segments) and $35.0 million related to growth markets (international airports and food courts in shopping malls). In the year 2000, the Company expects capital expenditures to decline totaling approximately $115.0 million. The timing of capital expenditures is subject to the variability in contract renewals, the timing of new contract wins and the timing of related construction.

The Company's cash provided by financing activities in the first half of 1999 was $13.5 million, compared with cash used in financing activities of $12.4 million for the same period in 1998. During the first half of 1999, the Company had cash inflows from line-of-credit borrowings totaling $16.1 million and proceeds from stock issuances of $1.7 million. Offsetting these cash inflows were cash outflows of $1.7 million for the Company's obligation to pay for the 1998 exercise of nonqualified stock options and the 1998 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation, $0.6 million of debt repayments and $1.9 million of treasury stock repurchases. As of the end of the first half of 1999, approximately 0.6 million of additional shares can be purchased under the existing treasury stock program. Cash used in financing activities in the first half of 1998 can be primarily attributed to $11.4 million in treasury stock repurchases, a $3.5 million payment in settlement of the Company's obligation to pay for the 1997 exercise of nonqualified stock options and the 1997 release of deferred stock incentive shares held by certain former employees of Host Marriott Corporation and $0.6 million of debt repayments. Offsetting these cash outflows were proceeds received for the issuance of

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED


common shares relating to the Company's employee stock and option plans totaling $2.3 million and for issuance of debt totaling $0.9 million.

The Company's consolidated earnings before net interest expense, taxes, depreciation, amortization and other non-cash items ("EBITDA") increased 8.5% to $35.6 million in the second quarter of 1999. EBITDA increased 10.0% to 52.9 million for the first half of 1999. The EBITDA margin remained flat at 10.2% of revenues for both the second quarter of 1999 and 1998 and at 8.0% for both the first half of 1999 and 1998. Excluding external Year 2000 costs, EBITDA would have increased by 10.3% and the EBITDA margin would have improved 20 basis points for the second quarter of 1999. Excluding external Year 2000 costs, EBITDA would have increased 12.8% and the EBITDA margin would have improved 20 basis points for the first half of 1999. The Company's cash interest coverage ratio (defined as EBITDA to interest expense less amortization of deferred financing costs for the last four quarters) was 3.1 to 1.0 as of the end of the second quarter of 1999 and 3.4 to 1.0 as of the end of the second quarter of 1998. The Company considers EBITDA to be a meaningful measure for assessing operating performance. EBITDA can be used to measure the Company's ability to service debt, fund capital investments and expand its business. EBITDA information should not be considered an alternative to net income, operating profit, cash flows from operations, or any other operating or liquidity performance measure recognized by Generally Accepted Accounting Principles ("GAAP"). The calculation of EBITDA for the Company may not be comparable to the same calculation by other companies because the definition of EBITDA varies throughout the industry.

The following is a reconciliation of net income to EBITDA:

                                                              TWELVE WEEKS ENDED         TWENTY-FOUR WEEKS ENDED
                                                         ----------------------------- -----------------------------
                                                            JUNE 18,       JUNE 19,      JUNE 18,       JUNE 19,
     (IN MILLIONS)                                            1999           1998          1999           1998
     --------------------------------------------------- --------------- ------------- -------------- --------------

     NET INCOME                                               $   6.6         $ 6.2          $ 1.8          $ 2.3
     Interest expense, net (1) (2)                                9.4           8.6           18.6           17.1
     Provision for income taxes                                   4.3           3.7            1.7            1.1
     Depreciation and amortization                               16.1          14.0           31.5           26.5
     Cumulative effect of change in accounting                    ---           ---            0.7            ---
       principle
     Other non-cash items                                        (0.8)          0.3           (1.4)           1.1
     --------------------------------------------------- --------------- ------------- -------------- --------------

     EBITDA                                                    $ 35.6        $ 32.8         $ 52.9         $ 48.1
     --------------------------------------------------- --------------- ------------- -------------- --------------

      (1) Amortization of deferred financing costs of $0.3 million for the second quarter of 1999 and 1998 is included as a component of interest expense. Amortization of deferred financing costs of $0.6 million for the first half of 1999 and 1998 is included as a component of interest expense.
      (2) In fiscal year 1998, the Company changed the calculation of EBITDA to exclude interest income, which is more consistent with industry standards. The 1998 EBITDA has been restated to conform to the 1999 presentation.


DEFERRED INCOME TAXES

The Company has recognized net deferred tax assets of $80.5 million at June 18, 1999 and $79.6 million at January 1, 1999 which generally represent tax credit carryforwards and tax effects of future available deductions from taxable income.

Realization of the net deferred tax assets is dependent on the Company's ability to generate future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the net deferred tax assets recorded at June 18, 1999. Management anticipates that increases in taxable income will arise in future periods primarily as a result of the Company's growth strategies and reduced operating costs resulting from the ongoing restructuring of the Company's business processes. The anticipated improvement in operating

HOST  MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     RESULTS OF OPERATIONS, CONTINUED



results is expected to increase the taxable income base to a level that would allow realization of the existing net deferred tax assets within eight to twelve years.

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

At the time of the Company's spin-off from Host Marriott Corporation, a deferred tax asset valuation allowance was recognized because the Company's three year trend of operating losses provided evidence that it was more likely than not that all of the Company's deferred tax assets would not be realized. At the end of the second quarter of 1999, there was approximately $21.5 million of deferred tax asset valuation reserves recorded on the balance sheet. The Company monitors the realizability of deferred tax assets based upon the weighing of positive and negative evidence.


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

INFORMATION SYSTEMS. To date, the Company has identified 20 internal systems that will require correction. The Company is resolving Year 2000 issues through replacement of equipment, modification of software and replacement of certain software systems. For mission critical systems, third-party experts have been engaged to verify Year 2000 compliance testing. All mission critical information technology systems at corporate headquarters, which perform financial management processes, are Year 2000 compliant. The Company anticipates that other systems will be compliant by the third quarter of 1999.

EMBEDDED SYSTEMS. A comprehensive inventory of the Company's mission critical and date-sensitive embedded systems has been completed for all of the Company's locations. All manufacturers of inventoried components utilized in the operations have been contacted in order to determine whether the components are Year 2000 compliant. The Company intends to remediate or replace, as applicable, any identified non-compliant mission critical systems and expects to complete this process by August 1999. The quality of the responses received from manufacturers, the estimated impact of the individual system on the Company, and the ability of the Company to perform meaningful tests will influence its decision regarding whether to conduct independent testing of embedded systems.

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

FINANCIAL IMPLICATIONS. The Company currently estimates that external costs, such as consulting experts, for its Year 2000 systems compliance program will total approximately $4.0 million in 1999 and $0.5 million in 2000. The Company currently estimates that internal costs, such as remediation coding and system support, for Year 2000 compliance will total approximately $1.1 million in 1999 and $0.3 million in 2000. Additionally, final remediation may require further capital investments to replace equipment and software. During the second quarter of 1999, approximately $0.8 million in external costs and approximately $0.3 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.2 million in external costs and approximately $0.2 in internal costs in the second quarter of 1998. For the first half of 1999, approximately $1.8 million in external costs and approximately $0.6 million in internal costs were incurred relating to Year 2000 implementation compared with approximately $0.4 million in external costs and approximately $0.3 million in internal costs in the first half of 1998. The anticipated costs associated with the Company's Year 2000 compliance program do not include time and costs that may be expensed as a result of the failure of any third parties, including suppliers, to become Year 2000 compliant or costs to implement any contingency plans.

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

FORWARD-LOOKING STATEMENTS

This report, the Company's other reports filed with the Securities and Exchange Commission or furnished to shareholders and its public statements and press releases contain "forward-looking statements" within the meaning of the federal securities laws, including, but not limited to, statements concerning the Company's outlook for 1999 and beyond; the growth in revenues in 1999 and subsequent years; earnings per share in 1999; the amount of additional revenues expected from new shopping mall food court, airport and travel plaza contracts that were added in 1999 or that are expected to be added or renewed in 1999 and subsequent years; efforts and expectations relating to Year 2000 compliance; anticipated retention rates of existing contracts in core business lines; capital spending plans; projected cash flows from certain operating units; business strategies and their anticipated results; and similar statements concerning future events and expectations that are not historical facts.

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

The fair value of fixed rate long-term debt is sensitive to changes in interest rates, which would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at the end of the second quarters of 1999 and 1998, the market value of fixed rate long-term debt would result in a net decrease of $26.4 million and $26.9 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of fixed rate long-term debt outstanding at the end of the second quarter of 1999 and 1998 of $29.1 million and $34.1 million, respectively. Changes in fair value of the Company's long-term debt does not impact earnings or cash flows.

The Company has the ability to borrow up to $75.0 million against a revolving credit facility. As of the end of the second quarter of 1999, borrowings outstanding under the revolving credit facility totaled $27.7 million. The average balance was $38.0 million for the second quarter of 1999 at an average interest rate of 6.59%. The average balance was $39.0 million for the first half of 1999 at an average interest rate of 6.64%. A hypothetical 10% increase or decrease in interest rates would not have a material effect on earnings for the second quarter or first half of 1999.

An international subsidiary of the Company has the ability to borrow up to $6.1 million against an overdraft facility. As of the end of the second quarter of 1999, no funds had been drawn on the facility.

Significant changes in commodity prices could impact future operating profit margins and cash flows. The Company has the ability to recover from sharp increases in commodity prices by increasing its menu prices. However, in some instances, increases in menu prices require prior landlord approval which would cause a delay in the Company's ability to react to significant changes in commodity prices.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders was held on May 11, 1999 in Baltimore, Maryland. At the meeting, J.W. Marriott, Jr. and Andrew J. Young were elected to the Board of Directors of the Company for three-year terms expiring at the 2002 Annual Meeting of Shareholders. The results of the election of J.W. Marriott, Jr., were 28,880,083 votes for and 484,847 votes withheld. The results of the election of Andrew J. Young were 28,931,602 votes for and 433,328 votes withheld. Other members of the Company's Board of Directors are:

                           Rosemary M. Collyer
                           Richard E. Marriott
                           William W. McCarten
                           R. Michael McCullough
                           Gilbert T. Ray
                           William J. Shaw

     In addition to the election of J.W. Marriott, Jr. and Andrew J. Young, the shareholders ratified the appointment of Arthur Andersen LLP as the Company's independent auditors. The results of the appointment of Arthur Andersen LLP were 29,249,493 votes for, 44,866 votes against and 70,571 votes withheld.


ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     EXHIBIT NO.  DESCRIPTION
         11       Computations of Earnings Per Common Share
         27       Financial Data Schedule (EDGAR Filing Only)

(b) Reports on Form 8-K:

     Form 8-K dated April 22, 1999 announcing first quarter 1999 results and containing forward-looking statements.

HOST MARRIOTT SERVICES CORPORATION AND SUBSIDIARIES
PART II.  OTHER INFORMATION AND SIGNATURE, CONTINUED



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           HOST MARRIOTT SERVICES CORPORATION



  JULY 30, 1999                                   /S/  BRIAN W. BETHERS
----------------                                -------------------------
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